Form 10QSB
period 2005-09-30
ROKWADER, INC.
filed 2005-11-22
CIK 1322952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2005
                                                              ------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _____________________ to ______________

                        Commission file number 333-125314
                                               ----------

                                 ROKWADER, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         73-1731755
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    23950 Craftsman Road, Calabasas, CA 91302
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 224-3675
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |X| No |_|

As of November 21, 2005, there were 1,250,000 shares issued and outstanding of the registrant's common stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Balance Sheet as of September 30, 2005 (unaudited)*                 F-1

         Statement of Operations for the three months ended
         September 30, 2005 (unaudited) and for the period from March
         18, 2005 (Inception) to September 30, 2005 (unaudited)*             F-2

         Statement of Changes in Stockholders' Equity for the period from March 18, 2005 (Inception) to March 31, 2005, for the three months ended September 30, 2005 (unaudited) and for the period from March 18, 2005 (Inception) to September 30, 2005
         (unaudited)*                                                        F-3

         Statement of Cash Flows for the three months ended
         September 30, 2005 (unaudited) and for the period from March
         18, 2005 (Inception) to September 30, 2005 (unaudited)*             F-4

         Notes to Unaudited Financial Statements                               4

Item 2.  Management's Discussion and Analysis or Plan of Operation             6

Item 3.  Controls and Procedures                                              10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits                                                             11

Signatures                                                                    12

----------
* The Registrant was incorporated March 18, 2005; therefore, these financial statements for the comparable period of the preceding fiscal year are not available. Cumulative results from March 18, 2005 (Inception) to September 30, 2005 are included in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying balance sheet as of March 31, 2005, which has been derived from audited financial statements and the interim unaudited financial statements of Rokwader, Inc. (the "Company", "we" or "us") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying financial statements include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2005, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the financial statements, and notes thereto, included in the Company's registration statement on Form SB-2, declared effective November 2, 2005.

                                 ROKWADER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                                                                                          SEPTEMBER
                                                                                                           30, 2005
                                                                                                         (unaudited)
                                                                                                         -----------
CURRENT ASSETS:

  Cash                                                                                                   $    33,431
                                                                                                         -----------

         TOTAL CURRENT ASSETS                                                                                 33,431
                                                                                                         -----------

OTHER ASSETS:

      Deferred Offering Cost                                                                                  69,985
                                                                                                         -----------

         TOTAL OTHER ASSETS                                                                                   69,985
                                                                                                         -----------

         TOTAL ASSETS                                                                                    $   103,416
                                                                                                         ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts Payable                                                                                   $    20,355
                                                                                                         -----------

         TOTAL CURRENT LIABILITIES                                                                            20,355
                                                                                                         -----------

         TOTAL LIABILITIES                                                                                    20,355
                                                                                                         -----------

STOCKHOLDERS EQUITY:

      Preferred Stock, $.001 par value, 10,000,000 shares
         authorized, none issued and outstanding                                                                  --
      Common Stock, $.001 par value, 100,000,000 shares
         authorized, 1,250,000 shares issued and outstanding                                                   1,250
      Additional Paid-In Capital                                                                              99,990
      (Deficit) Accumulated During Development Stage                                                         (18,179)
                                                                                                         -----------

         TOTAL STOCKHOLDERS' EQUITY                                                                           83,061
                                                                                                         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $   103,416
                                                                                                         ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                 ROKWADER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                                                                    CUMULATIVE
                                                                                FOR THE             FROM MARCH
                                                                              THREE MONTHS           18, 2005
                                                                                  ENDED          (INCEPTION) TO
                                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                                  2005                 2005
                                                                               (unaudited)         (unaudited)
                                                                               -----------         -----------
REVENUE                                                                        $        --         $        --
                                                                               -----------         -----------
EXPENSES
   General and Administrative                                                        2,591              18,179
                                                                               -----------         -----------

NET (LOSS)                                                                     $    (2,591)        $   (18,179)
                                                                               ===========         ===========

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED                                $        --         $     (0.01)

                                                                               ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED         1,250,000           1,250,000
                                                                               ===========         ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                 ROKWADER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                                                           ADDITIONAL      DURING
                                                                     COMMON STOCK            PAID-IN     DEVELOPMENT
                                                                 SHARES        AMOUNT        CAPITAL        STAGE          TOTAL
                                                               -----------   -----------   -----------   -----------    -----------
BALANCE, MARCH 18, 2005                                                 --   $        --   $        --   $        --    $        --

Sale of Common Stock on March 30, 2005                           1,250,000         1,250        99,990            --        101,240

Net (Loss)                                                              --            --            --        (5,589)        (5,589)
                                                               -----------   -----------   -----------   -----------    -----------

BALANCE, MARCH 31, 2005                                          1,250,000         1,250        99,990        (5,589)        95,651

Net (Loss) (unaudited)                                                  --            --            --        (9,999)        (9,999)
                                                               -----------   -----------   -----------   -----------    -----------

BALANCE, JUNE 30, 2005                                           1,250,000         1,250        99,990       (15,588)        85,652

Net (Loss) (unaudited)                                                  --            --            --        (2,591)        (2,591)
                                                               -----------   -----------   -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2005                                      2,500,000   $     2,500   $    99,990   $   (18,179)   $    83,061
                                                               ===========   ===========   ===========   ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                 ROKWADER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                       CUMULATIVE
                                                                                         FOR THE       FROM MARCH
                                                                                       THREE MONTHS     18, 2005
                                                                                          ENDED      (INCEPTION) TO
                                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          2005            2005
                                                                                       (unaudited)    (unaudited)
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                              $    (2,591)   $   (18,179)
   Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
       Increase in Accounts payable                                                         12,205         20,355
                                                                                       -----------    -----------

       Net Cash Provided (Used) by Operating Activities                                      9,614          2,176
                                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of Common Stock                                                                  --        101,240
      Increase in Deferred Offering Cost                                                   (41,658)       (69,985)
                                                                                       -----------    -----------

      Net Cash Provided (Used) by Financing Activities                                     (41,658)        31,255
                                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                            (32,044)        33,431

CASH AT BEGINNING OF PERIOD                                                                 65,475             --
                                                                                       -----------    -----------

CASH AT END OF PERIOD
                                                                                       $    33,431    $    33,431
                                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
      Interest                                                                         $        --    $        --
                                                                                       ===========    ===========
      Income Taxes                                                                     $        --    $        --
                                                                                       ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 ROKWADER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage entity as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to raising capital. All losses accumulated since inception have been considered as part of the Company's development stage activities.

GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, even though the Company has not yet commenced operations. Management plans to raise equity financing to continue as a going concern. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to raising capital; upon completion of its current offering the Company will devote it efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEFERRED OFFERING COSTS

Deferred offering costs, consisting of legal, accounting and filing fees relating to the offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

                                 ROKWADER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

The Company has not presented a separate statement of other comprehensive income
(loss) as there are no such items.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on the operations of the Company.

INTERIM FINANCIAL STATEMENTS

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein.

NOTE 2 - STOCKHOLDERS' EQUITY

During March 2005, the Company sold 1,250,000 shares of its $.001 par value common stock for $101,240 to various investors.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other available business opportunities. Such persons may face a conflict in selecting between the Company and their other business interests.

NOTE 4 - SUBSEQUENT EVENTS

On November 2, 2005, the United States Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 for the conduct of a blank check offering subject to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended. The offering contemplates the sale of 125,000 registered shares of the Company's common stock, at a price of $1.00 per share, on a "best-efforts, all or none basis" for a period of 180 days from the date of the prospectus. The proceeds of the offering will initially be deposited in a non-interest bearing escrow account. If all of the 125,000 shares are not sold within the 180 day period, all escrowed funds will be promptly returned, without interest. The offering will be conducted by the Company's management without the use of an underwriter or securities dealer and the Company will not pay commissions on the sale of the shares.

On November 16, 2005, Yale Farar, President, loaned the Company $15,000 pursuant to the Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and the Company. The Company intends to use these funds to make payments for its expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and either would exceed the Company's available funds or would render the Company effectively insolvent upon such payment. Pursuant to the terms of the Agreement to Advance Funds, this loan is on an interest-free basis, documented by a promissory note and payable only upon consummation of a merger transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation.

History and Organization

Rokwader, Inc. was organized under the laws of the State of Delaware on March 18, 2005. Since our inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. We have made no efforts to identify a possible business combination and, as a result, have not conducted negotiations or entered into a letter of intent concerning any target business, nor do we have any plans, arrangements or understandings with any prospective business combination candidates.

We are, based on proposed business activities, a "blank check" company. The Securities and Exchange Commission defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

The Offering

On November 2, 2005, the United States Securities and Exchange Commission (the "SEC") declared effective the Company's registration statement on Form SB-2 (the "Registration Statement"). The Registration Statement is for the conduct of a so-called "blank check offering" subject to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended. The offering contemplates the sale of 125,000 registered shares of the Company's common stock, at a price of $1.00 per share, on a "best-efforts, all or none basis" until May 1, 2006, a period of 180 days from the date the Registration Statement was declared effective. The proceeds of the offering will initially be deposited in a non-interest bearing escrow account. If all of the 125,000 shares are not sold within the 180 day period, all escrowed funds will be promptly returned, without interest. The offering will be conducted by the Company's management without the use of an underwriter or securities dealer and the Company will not pay commissions on the sale of the shares.

We are currently conducting that blank check offering. We are conducting the offering only in the following states: Hawaii, Illinois, Nevada, New York and Wisconsin. This is our initial public offering, and no public market currently exists for our stock and none is expected to develop, if at all, until after we complete a business combination. The initial public offering price for our stock of $1.00 per share is an arbitrary determination of the market price. The offering will remain open until all 125,000 shares are sold or until the offering period expires on May 1, 2006. There is no minimum purchase requirement. The offering is being conducted by our management without the use of an underwriter or securities dealer. We will not pay commissions on the sale of the shares. Neither our management nor our promoters will purchase any of the 125,000 shares offered.

The securities sold and the proceeds of the offering will initially be held in escrow pending completion of a business combination. The funds received will initially be deposited in a non-interest bearing escrow account. If all of the 125,000 shares are not sold within the 180 day period, all escrowed funds will be promptly returned, without interest. If all of the 125,000 offered shares are sold within 180 days, then all of the funds will be transferred to an interest bearing escrow account, bearing interest at the Escrow Agent's then applicable rate for money market investment accounts. If the funds are retained in the escrow account, the Company has until May 2, 2007 (18 months from the date the Registration Statement was declared effective) to consummate a business combination with another entity. If we fail to consummate such a combination within the 18-month period, then we will return the funds to the investors, plus interest from the date funds were transferred to the interest bearing escrow account. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to this registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor's funds returned, plus interest from the date the funds were transferred to the interest bearing escrow account.

Operations

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 18 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of the offering are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to pursue.

Assuming the offering is completed successfully by May 1, 2006, during the 18 months ending May 2, 2007, we anticipate incurring costs related to:

      (i)   filing of Exchange Act reports (approximately $15,000),

      (ii) filing of a post-effective amendment to the Registration Statement and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $50,000), and

      (iii) costs relating to consummating a stockholder approved acquisition (approximately $100,000).

We believe will be able to meet these costs through current monies in our treasury ($33,431 as of September 30, 2005), additional amounts loaned to us by our President, Yale Farar, and deferral of fees by certain service providers, if necessary. On November 16, 2005, Mr. Farar loaned us $15,000 pursuant to the Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and Rokwader. We will use these funds to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and either would exceed our available funds or would render us effectively insolvent upon our payment. Pursuant to the terms of the Agreement to Advance Funds, this loan is on an interest-free basis, documented by a promissory note and payable only upon consummation of a merger transaction. Upon consummation of a business combination, we or the target may reimburse Mr. Farar for this loan, and any subsequent loans made under the Agreement to Advance Funds, out of the proceeds of the offering and/or from funds furnished by the target.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Under Rule 419, we cannot acquire a target business unless its fair value represents at least 80% of the maximum offering proceeds (i.e., $100,000).

To determine the fair market value of a target business, our management will examine the audited financial statements, including balance sheets and statements of cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, sales and net worth. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents at least 80% of the maximum offering proceeds, we may obtain an opinion with respect to the satisfaction of such criteria from an unaffiliated professional who, for compensation, engages in the business of advising others as to the value of properties, businesses or securities, including an investment banking firm which is a member of the National Association of Securities Dealers, Inc.

None of our officers, directors or affiliates has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, and providing liquidity, subject to restrictions of applicable statutes, for all stockholders. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Evaluation of Business Combinations

Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on preliminary prospective business combinations, which may be brought to its attention through persons having pre-existing business or personal relationships with members of the Company's management and interested persons referred to the Company by persons having such pre-existing relationships with members of its management or other third parties. At present, we contemplate that only our management will identify potential business combinations through such sources and we do not currently intend to retain any person or entity to act as a "finder" or broker to identify or analyze or advise us concerning the merits of potential target businesses. If we consummate a business combination with an entity introduced to us by a "finder" or broker, we may be asked to pay a "finder's fee, but given the limited amount of our available resources, we would, in all likelihood, decline to pay such a fee unless the target agreed to assume the obligation therefor or indemnified the Company therefrom. No member or affiliate of our current management will be entitled to a "finder's fee" under any circumstance.

While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:

      o     A U.S.-based entity,

      o     Minimum of one year operating history, and

      o     At least $1 million net worth.

In analyzing prospective business combinations, our management will also consider such matters as the following:

      o     Available technical, financial, and managerial resources,

      o     Working capital and other financial requirements,

      o     Prospects for the future,

      o     Nature of present and expected competition,

      o The quality and experience of management services which may be available and the depth of that management,

      o     The potential for further research, development, or exploration,

      o Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

      o     The potential for growth or expansion,

      o     The potential for profit,

      o The perceived public recognition or acceptance of products or services, and

      o     Name identification and other relevant factors.

As a part of our investigation, our officers and directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Since we will be subject to Section 13 or 15(d) of the Exchange Act, we will be required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We anticipate that any business combination will present certain risks. We may not be able to adequately identify many of these risks prior to selection. Our investors must, therefore, depend on the ability of our management to identify and evaluate these risks. We anticipate that the principals of some of the combinations which will be available to us will have been unable to develop a going concern or that such business will be in its development stage in that it has not generated significant revenues from its principal business activity. The risk exists that even after the consummation of such a business combination and the related expenditure of our funds, the combined enterprise will still be unable to become a going concern or advance beyond the development stage. Many of the potential business combinations may involve new and untested products, processes or market strategies. We may assume such risks although they may adversely impact on our stockholders because we consider the potential rewards to outweigh them.

Business Combinations

In implementing a structure for a particular business combination, we may become a party to a merger, consolidation, or reorganization with another corporation or entity. We may alternatively purchase stock or assets of an existing business.

Any merger, acquisition or other business combination can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders, including investors in the offering. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in the offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of ownership of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. In addition, a majority or all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

Our management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed business combination, unless such a purchase is demanded by the principals of the target company as a condition to a merger or acquisition. Our officers and directors have agreed to this restriction which is based on an oral understanding between members of our management. Members of our management are unaware of any circumstances under which such policy, through their own initiative, may be changed.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our common stock may have a depressive effect on our trading market.

The structure of the business combination will depend on, among other factors:

      o     The nature of the target business,

      o Our needs and desires and the needs and desires of the persons controlling the target business,

      o     The management of the target business, and

      o Our relative negotiating strength compared to the strength of the persons controlling the target business.

If at any time prior to the completion of the 180-day or shorter period of the offering, we enter negotiations with a possible acquisition candidate and such a transaction becomes probable, we will suspend the offering and file an amendment to the registration statement which will include financial statements, including balance sheets, statements of operations, statements of cash flow and statements of stockholders' equity, of the proposed target.

We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more of our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be included in the post-effective amendment to the registration statement required by Rule 419. This will allow our public investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

Reporting Requirements

We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements, including the filing of audited financial statements on Form 8-K upon the completion of a business combination resulting in the Company no longer being a "shell company," as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-QSB, our disclosure controls and procedures are effective in timely alerting them to material information relating to Rokwader, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

No unregistered securities of registrant were sold by registrant during the three-months ended September 30, 2005.

(b) Use of Proceeds

On November 2, 2005, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 (File No. 333-125314), regarding our "blank check" offering of 125,000 shares at $1.00 per share pursuant to Rule 419, promulgated under the Securities Act. Our management has commenced the offering and as of November 21, 2005, we have received commitments for 1,000 shares of the registered common stock. The gross proceeds received from such commitments of $1,000 are being held in a non-interest bearing escrow account pursuant to the requirements of Rule 419. We have not paid or incurred, and will not pay or incur, any underwriting discounts or commissions or finders' fees in relation to our offering. Our other offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) through the end of the period covered by this Report on Form 10-QSB) were $69,985.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Securities and Exchange Commission declared our registration statement on Form SB-2 effective on November 2, 2005. For further information, see "Part I.-- Financial Information, Item 2. Plan of Operation - The Offering".

Item 6. Exhibits.

(a) Exhibits.

Exhibit  Item
-------  ----
 31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

 31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROKWADER, INC.

Date: November 22, 2005             /s/ Yale Farar
      -----------------             --------------------------------------------
                                    Yale Farar, President
                                    (Principal Executive Officer)


Date: November 22, 2005             /s/ Mitchell W. Turk
      -----------------             --------------------------------------------
                                    Mitchell W. Turk, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)