Form 10KSB
period 2005-12-31
ROKWADER, INC.
filed 2006-03-30
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission file number 333-125314

ROKWADER, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	73-1731755
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

23950 Craftsman Road, Calabasas, CA 91302

(Address of principal executive offices) (Zip Code)

(818) 224-3675

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−KSB or any amendment to this Form 10−KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Issuer revenues for its most recent fiscal year: None

Aggregate market value of the voting stock held by non-affiliates: $125,000, based on last reported sales price of such stock by registrant to its stockholders upon completion of its public offering on February 1, 2006. The voting stock held by non-affiliates on that date consisted of 125,000 shares of common stock.

Number of shares outstanding of each of the issuer's classes of common stock at March 27, 2006:

Common Stock: 1,375,000

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

•	our plans to acquire an operating business entity;

•	the possible effect of inflation and other economic changes on our costs, including the possible effect of future changes in operating costs and capital expenditures;

•	our cash needs, including our ability to fund our proposed working capital requirements;

•	this being a start-up situation, the timing of cash requirements and the expected projected profitability;

•	and our expectations regarding competition for business combination candidates.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business,” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1.	Description of Business.

History and Organization

Rokwader, Inc. was organized under the laws of the State of Delaware on March 18, 2005. We were formed as a vehicle to pursue a business combination. From our inception through February 1, 2006, we engaged in organizational efforts and conducted an initial public offering. During that time, we made no efforts to identify a possible business combination and only initiated such efforts upon completion of our offering on February 1, 2006. We have not yet conducted negotiations or entered into a letter of intent concerning any target business, nor do we have any plans, arrangements or understandings with any prospective business combination candidates.

We are, based on our business activities, a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

On November 2, 2005, the SEC declared effective our registration statement on Form SB-2 (the “registration statement”) for the offer and sale of 125,000 registered shares of the Company’s common stock, at a price of $1.00 per share, on a “best-efforts, all or none basis,” subject to Rule 419 of Regulation C, promulgated under the Securities Act. The Company’s management conducted the offering without the use of an underwriter or securities dealer and the Company did not pay commissions in connection with the sale of the shares. Neither our management nor our founders purchased any of the 125,000 shares offered. The shares sold and the proceeds of the offering are being held in escrow pending completion of a business combination. The funds received were initially deposited in a non-interest bearing escrow account. Upon the completion of the offering on February 1, 2006, all of the funds were transferred to an interest bearing escrow account, bearing interest at the escrow agent's then applicable rate for money market investment accounts.

The Company has until May 2, 2007 to consummate a business combination with another entity. If we fail to consummate such a combination by May 2, 2007, we will return the proceeds of the offering to the investors, plus interest from the date funds were transferred to the interest bearing escrow account. When a business combination is anticipated, each purchaser of our registered shares will have an opportunity to respond to a reconfirmation offer included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor’s funds returned, plus interest from the date the funds were transferred to the interest bearing escrow account.

Operations

We do not currently engage in any business activity that provides cash flow. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 13 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The reference to us as a “blank check” company is because investors have entrusted their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of our recently completed initial public offering are intended to be utilized generally to effect a business combination. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to pursue.

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

Under Rule 419, we cannot acquire a target business unless its fair value represents at least $100,000, which is equal to 80% of the proceeds of our public offering that are now held in escrow. To determine the fair market value of a target business, our management will examine the audited financial statements, including balance sheets and statements of cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, sales and net worth. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents at least $100,000, we may obtain an opinion with respect to the satisfaction of such criteria from an unaffiliated professional who, for compensation, engages in the business of advising others as to the value of properties, businesses or securities, including an investment banking firm which is a member of the National Association of Securities Dealers, Inc.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for current stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk regarding our operations because it will not permit us to offset potential losses from one venture against potential gains from another.

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

Evaluation of Business Combinations

Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on prospective business combinations that may be brought to its attention through their own efforts, through persons having pre-existing business or personal relationships with members of the Company's management and interested persons referred to the Company by persons having such pre-existing relationships with members of its management or other third parties. At present, we contemplate that only our management will identify potential business combinations through their own efforts or such sources and we do not currently intend to retain any person or entity to act as a “finder” or broker to identify or analyze or advise us concerning the merits of potential target businesses. If we consummate a business combination with an entity introduced to us by a “finder” or broker, we may be asked to pay a “finder's fee, but given the limited amount of our available resources, we would, in all likelihood, decline to pay such a fee unless the target agreed to assume the obligation therefor or indemnified the Company therefrom. No member or affiliate of our current management will be entitled to a “finder's fee” under any circumstance.

While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:

•	A U.S.-based entity,

•	Minimum of one year operating history, and

•	At least $1 million net worth.

In analyzing prospective business combinations, our management will also consider such matters as the following:

•	Available technical, financial, and managerial resources,

•	Working capital and other financial requirements,

•	Prospects for the future,

•	Nature of present and expected competition,

•	The quality and experience of management services which may be available and the depth of that management,

•	The potential for further research, development, or exploration,

•	Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

•	The potential for growth or expansion,

•	The potential for profit,

•	The perceived public recognition or acceptance of products or services, and

•	Name identification and other relevant factors.

As a part of our investigation, our officers and/or directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Since we are subject to Section 15(d) of the Exchange Act, we are required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Any merger, acquisition or other business combination can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in our initial public offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of ownership of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our common stock may have a depressive effect on our trading market. In addition, a majority or all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

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

The structure of the business combination will depend on, among other factors:

•	The nature of the target business,

•	Our needs and desires and the needs and desires of the persons controlling the target business,

•	The management of the target business, and

•	Our relative negotiating strength compared to the strength of the persons controlling the target business.

We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more of our officers, directors, founders or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. As of December 31, 2005, our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. At the time of any proposed business combination we will disclose the same in the post-effective amendment to the Registration Statement required by Rule 419 to allow our non-affiliate investors the opportunity to evaluate the proposed business combination before voting to reconfirm their investment.

Risk Factors

Our actual results may differ materially from those anticipated in these forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to “Cautionary Note Regarding Forward-Looking Statements,” below.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors.

A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. The stockholders presently comprising our management and board of directors own approximately 91% of our outstanding common stock and have control of the Company. Thus, the three stockholders comprising our management and board will be able to effectively determine which potential business combination targets to pursue and which acquisition to consummate, regardless of other investors’ preferences.

Our management may experience conflicts of interest between their duties on behalf of Rokwader and their roles with other entities and transactions.

Our officers and directors may become involved with similar transactions or other blank check offerings in the future, which may create conflicts in the pursuit of business combinations with such shell or other blank check companies. If Rokwader identifies the same business combination candidate(s) as one of these other entities, some of our officers and directors may face a conflict of interest, complicating the business combination process and potentially resulting in a delay which could jeopardize our limited timeline to complete such a transaction.

Our officers and directors have no previous experience launching and operating “blank check” companies and have only limited experience in the management of non-operating companies and with business combinations involving non-operating companies.

Our officers and directors have no previous experience launching and operating “blank check” companies under Rule 419, such as Rokwader, although Mr. Farar and Mr. Saderup have experience investing in and managing non-operating, or shell, companies, and in coordinating and closing business combinations. Mr. Farar was an officer and a principal stockholder of Woodland Communications Group, Inc., a shell company that merged with and into US Telesis Holdings, Inc. in May 1999, at which time Mr. Farar left the management of the company. Mr. Farar remained a principal stockholder of US Telesis Holdings, Inc. until May 6, 2005, when Catcher, Inc. completed a merger with US Telesis Holdings, Inc., with Catcher Holdings, Inc. being the survivor. Catcher Holdings, Inc. is now an operating company, and Mr. Farar is not an affiliate of Catcher Holdings, Inc. Mr. Farar was also a director, officer and principal stockholder of USA International Chemical, Inc., a non-operating company, until his resignation from management and the board effective September 1, 1998. Mr. Farar remained a principal stockholder of USA International Chemical, Inc. until May 4, 2000, when USA International Chemical, Inc. completed a merger with Aspac Communications, Inc., with Aspac Communications, Inc. being the survivor. Aspac Communications, Inc. ceased filing Exchange Act reports with the SEC after March 2002 and is listed as an inactive Delaware corporation as of March 2003.

Mr. Farar has also been a principal stockholder in a number of other shell companies, either directly or through limited liability companies of which he was the principal owner and manager. Some of these other shell companies have become publicly reporting operating companies (for example, Voice Powered Technology International, Inc., now World Waste Technologies, Inc.; Gamogen, Inc., now Gener8xion Entertainment, Inc.). However, Mr. Farar was not a director or officer of any of these other shell companies. Further, Mr. Farar is no longer an affiliate of any of these companies, nor of any other non-operating public entity other than Rokwader.

Mr. Saderup was a director of Voice Powered Technology International, Inc. until August 25, 2004, when Voice Powered Technology International, Inc. completed a merger with World Waste Technologies, Inc., with World Waste Technologies, Inc. being the survivor. World Waste Technologies, Inc. is now an operating company, and Mr. Saderup is not affiliated with Word Waste Technologies, Inc.

However, the management of a blank-check company may be significantly different from investing in and managing a shell company. For example, there is no regulatory time limit for consummating an acquisition with a shell company that has not conducted a blank check offering. Further, we cannot assure you that our officers and directors lack of experience with blank check companies will not adversely affect our ability to identify a suitable acquisition candidate and successfully negotiate a timely business combination.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.

We have had no operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination and even thereafter increase if the business opportunity with whom we merge is no profitable. We cannot assure you that we can identify a suitable business opportunity that offers profit or growth potential or consummate a business combination.

The report of our independent auditors indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to consummate a business combination.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

Escrowed securities can only be transferred under limited circumstances, resulting in little or no liquidity for some of our stockholders for a substantial period of time.

No transfer or other disposition of the escrowed securities sold in our recently completed initial public offering is permitted other than by will or the laws of descent and distribution, or under a qualified domestic relations order as defined by the Internal Revenue Code of 1986 or Title 7 of the Employee Retirement Income Security Act of 1974, known as ERISA, or the related rules. Under Rule 15g-8 of the Exchange Act, it is unlawful for any person to sell or offer to sell the securities or any interest in or related to the securities held in a Rule 419 escrow account other than under a qualified domestic relations order in divorce proceedings. Therefore, any and all contracts for sale to be satisfied by delivery of the securities and sales of derivative securities to be settled by delivery of the securities are prohibited. The stockholders who purchased shares in our initial public offering are further prohibited from selling any interest in the securities or any derivative securities whether or not physical delivery is required while the securities are in the Rule 419 escrow. As a result, these stockholders have little or no liquidity for their investment for a substantial period of time, and may therefore be unable to invest their funds in alternative investments. Depending upon how soon a business combination could be consummated, these stockholders will have no right to the return of or the use of their funds or the securities purchased through May 2, 2007. These stockholders will be offered the return of their funds only under the circumstances set forth in Rule 419.

There may be an absence of a trading market, which would eliminate or adversely impact the ability to sell our outstanding shares of common stock.

There currently is no trading market for our stock and a trading market will not develop while the common stock recently sold in our initial public offering is maintained in escrow. We expect the initial market for our stock following the release of shares from escrow to be limited if a market develops at all. Even if a limited trading market does develop following the release of shares from escrow, there is a risk that the absence of potential buyers will prevent stockholders from selling their shares upon a determination to reduce or eliminate their level of investment in Rokwader. Additionally, the offering price paid may not reflect the current market price of our shares or the price prior to or after a business combination. This pricing difference and a lack of an adequate number of potential buyers or other factors may very well result in stockholders receiving a lower price for their shares upon sale than these stockholders paid in the initial public offering.

The nature of our operations is highly speculative and there is a consequent risk of loss of investment.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting those criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. We expect that most of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have no existing agreement for a business combination or other transaction and therefore cannot guarantee that we will be able to negotiate a business combination on favorable terms.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. If we are unable to make such an investment, it is unlikely that our stockholders will make a substantial return on their investment in Rokwader.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting between five and fifteen hours per week to Rokwader’s affairs in total. None of our officers have entered into written employment agreements with us and none is expected to do so in the foreseeable future. Further, our current directors and executive officers have notified us of their intent to resign upon the closing of a business combination. Although Messrs. Farar, Saderup and Turk may be invited to serve as directors, officers or consultants with the post-acquisition entity, depending on the structure and circumstances of the business combination and the experience of the target’s board, our directors do not intend to do so. This limited current commitment and these individuals’ lack of willingness to be involved in the management of the post-acquisition entity may adversely impact our ability to identify and consummate a successful business combination.

We cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets and you may therefore be subject to taxation.

If a business combination does not meet the statutory requirements of a tax-free reorganization, the business combination would result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The availability of our shares for sale could adversely affect our share price as there is a risk our founders or affiliates could sell a sufficient volume of shares to lower the share price.

Our management, founders or their affiliates currently hold 1,250,000 issued and outstanding shares of our common stock. These 1,250,000 shares are “restricted securities” as that term is defined under the Securities Act and in the future may only be sold pursuant to a registration statement filed under the Securities Act. It should be noted that these shares may not be sold by our management, founders or their affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a business combination with an operating company or other person, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the Securities and Exchange Commission is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, our management, founders or their affiliates, or their transferees, can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act.

However, our founders, including management, have certain registration rights to sell their shares of common stock in the public market, including demand and piggyback registration rights. Demand registration obligates us to register up to the entire 1,250,000 shares of our common stock upon written request from the founders holding a majority of such shares. Piggy-back registration obligates us to include the founders’ shares in any subsequent registration made by us under the Securities Act, subject to certain exclusions specified in our agreement. Both demand and piggyback registration rights become effective six months following the consummation of a merger or acquisition.

Our other stockholders and prospective investors should be aware that there is a risk that sales of the shares held by our management and founders pursuant to a registration statement filed under the Securities Act is likely to have a depressive effect on the market price of our securities in any market which may develop for such securities. A subsequent sale of a large number of shares by our founders following a demand or piggyback registration, or even the availability of these shares for sale, may have the effect of materially and adversely decreasing the prevailing market price of our common stock by increasing or threatening to increase the number of shares available in the open market.

The initial public offering price of our common stock was arbitrarily determined and purchasers in our initial public offering may have paid an amount in excess of what each purchaser will ultimately receive upon sale of our securities.

Our initial public offering price of $1.00 per share was arbitrarily determined by us, and bears no relationship whatsoever to our assets, earnings, book value or any other objective standard of value. Among the factors considered by us were our lack of operating history, estimates of our business potential, the proceeds to be raised by the offering, the amount of capital to be contributed by the public in proportion to the amount of stock to be retained by our founders, our relative requirements, and the current market conditions in the over-the-counter market. The purchasers in our initial public offering therefore may have paid more for our shares than our shares are actually or objectively worth or will be valued by the public markets. This could result in an insufficient return, or even a loss, on these stockholders’ investments even if we successfully consummate a business combination.

There will be additional dilution as additional shares are issued which may decrease the market price of our common stock.

Once a business combination is consummated, additional offerings will likely have to be made in the future to meet additional cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the number of shares of common stock outstanding from time to time. Moreover, a substantial issuance of our shares can be expected as part of the business combination itself in light of management’s plan to offer at least a controlling interest in Rokwader to a target business in order to achieve a tax free reorganization. The actual amount of that interest and the resulting number of shares issued will depend on negotiations with the potential target. An increase in the number of our shares from these events or others may result in a decrease of the market price for our common stock.

Item 2.	Description of Property.

We do not presently own or lease any real or personal property. Our Chief Financial Officer, Secretary and Director, Mitchell W. Turk, currently provides our office space at no cost to Rokwader, an arrangement which we expect to continue through the consummation of a business combination. We do not intend to purchase or lease any equipment or other property prior to the completion of a business combination.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our securityholders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

No trading market for our common stock currently exists. Pursuant to the requirements of Rule 15g−8 of the Exchange Act, a trading market will not develop while certificates representing the shares of common stock sold in our initial public offering remain in escrow. These shares must remain in escrow until the consummation of a business combination and its confirmation by our investors pursuant to Rule 419 of the Securities Act. We can offer no assurance that a trading market will develop upon the consummation of a business combination and the subsequent release of the stock certificates from escrow. Sales of substantial amounts of common stock in the public market after a business combination, or the possibility of substantial sales occurring, could adversely affect prevailing market prices for the common stock or our future ability to raise capital through an offering of equity securities. To date, neither we, nor anyone acting on our behalf, has taken any affirmative steps to retain or encourage any broker-dealer to act as a market maker for our common stock. Further, we have not entered into any discussions, or understandings, preliminary or otherwise, through our management or through anyone acting on our behalf and any market maker concerning the participation of a market maker in the future trading market, if any, for our common stock.

Our common stock is not quoted at the present time. The Securities and Exchange Commission, or SEC, has adopted a rule that established the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transaction in penny stocks.

The broker or dealer must also deliver, no less than two business days prior to any transaction in a penny stock, a disclosure schedule in a form specified by the SEC relating to the penny stock market, which, in highlight form,

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	states that the broker or dealer must receive a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about:

•	the risks of investing in penny stocks in both public offerings and in secondary trading,

•	the commissions payable to both the broker-dealer and the registered representative,

•	current quotations for the securities, and

•	the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent by the broker-dealer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We cannot predict whether, upon a successful business combination, our securities will comply with the requirements for exemption from classification as “penny stock” under Rule 3a51−1 of the Exchange Act, or the applicable “penny stock” regulations for listing on Nasdaq or some other national exchange, or if they were to become listed, be able to maintain the maintenance criteria necessary to insure continued listing. If our securities fail to qualify for the exemption or fail to qualify or meet the relevant maintenance criteria after qualification in the future, it may result in the discontinuance of the inclusion of our securities on a national exchange. However, trading, if any, in our securities may then continue in the over the counter market and quotations may be available from the over the counter bulletin board or in the so-called pink sheets, a centralized quotation service that collects and publishes market maker quotes for over the counter securities. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

The offering and sales price of $1.00 per share for our initial public offering was arbitrarily determined by us. This price bears no relation to our assets, book value or any other customary investment criteria, including our prior operating history. Among the factors considered by us in determining the offering price were:

•	Our lack of operating history,

•	Estimates of our business potential,

•	Our limited financial resources,

•	The amount of equity desired to be retained by present stockholders,

•	The amount of dilution to the public, and

•	The general condition of the securities markets, specifically the over-the-counter market.

Present management does not anticipate that it will undertake or will employ consultants or advisers to undertake any negotiations or discussions with market makers prior to the execution of an agreement for a business combination. Our management expects that discussions in this area will ultimately be initiated by the party or parties controlling the entity or assets which we may acquire who may employ consultants or advisors to obtain market makers.

Holders of Our Common Stock

There are currently 40 holders of our outstanding common stock. Our three founders purchased an aggregate of 1,250,000 shares in March 2005, in reliance upon an exemption from the registration requirements of the Securities Act. These three stockholders are sophisticated investors and are accredited investors as defined in Rule 501 of the Securities Act. Our three founders currently own approximately 91% of the Company’s outstanding shares.

On February 1, 2006, we completed our initial registered public offering of our common stock pursuant to the Company’s registration statement on Form SB-2 (File No. 333-125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “registration statement”). We sold a total of 125,000 registered shares of our common stock, at a price of $1.00 per share, to a total of 37 stockholders.

We have not issues any options or warrants to purchase, or securities convertible into, our common equity.

Dividend Policy

Holders of our common stock are entitled to dividends when, as and if declared by the Board of Directors, out of funds legally available therefor. We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance a business combination. We do not anticipate the declaration of payment of any dividends in the foreseeable future even if we successfully complete a business combination. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

Equity Compensation Plans

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

We issued 1,250,000 shares of common stock on March 30, 2005, to three investors for cash consideration of $0.08 per share for an aggregate investment of $101,240. The Company sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued. All three purchasers of these securities are accredited investors and represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

These 1,250,000 shares of our common stock remain currently outstanding, are held by certain of our officers, directors and founders and are “restricted securities” as that term is defined in the Securities Act. These shares may not be sold by these persons, or their transferees pursuant to Rule 144 of the Securities Act either before or after a business combination, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the Securities and Exchange Commission is that any such resale transaction by those persons under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the exemption from the registration requirements of the Securities Act. Therefore, these persons, and their affiliates, or transferees, can only resell the shares they hold as of the date hereof through such registration.

Our officers and directors who hold the 1,250,000 unregistered shares of our common stock have received certain registration rights to sell shares of common stock held by them in the public market. Such rights consist of demand and piggyback registration rights. Demand registration obligates us to register up to the entire 1,250,000 shares of common stock upon written request from the founders holding a majority of such shares. Our officers and directors paid $0.08 per share for their shares of common stock. We are not obligated to effect more than two demand registrations under our agreement, except when we become eligible to use Form S−3 to register our shares for resale. At that time, our officers and directors may make unlimited demands to have their shares registered on Form S−3, provided at least $100,000 in aggregate public offering price of their shares is included in the S−3 registration statement. Piggy-back registration obligates us to include these shares in any subsequent registration made by us under the Securities Act, subject to certain exclusions specified in our agreement. Both demand and piggyback registration rights become effective six months following the consummation of a merger or acquisition.

Use of Proceeds from Registered Securities

On February 1, 2006, we completed the initial registered public offering of our common stock pursuant to the Company’s registration statement on Form SB-2 (File No. 333-125314) that the Securities and Exchange Commission declared effective on November 2, 2005. We offered and sold 125,000 registered shares of the Company’s common stock at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act, we deposited all proceeds of the offering ($125,000) and the shares sold into an escrow account. Our management conducted the offering without the use of an underwriter or securities dealer and we have not paid and will not pay commissions in connection with the sale of the shares.

The shares sold and the proceeds of the offering are being held in escrow pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrowed funds will be returned to the investors, plus any interest earned, and the escrowed shares will be returned to the Company for cancellation. Each investor will have an opportunity to respond to a reconfirmation offer given when such a business combination is anticipated, which will be included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor’s funds returned, plus any interest earned.

Additional Information

Copies of our annual reports on Form 10−KSB, quarterly reports on Form 10−QSB, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

This 10−KSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

As the Company was formed during the 2005 fiscal year and has not had any revenues from operations during the last fiscal year nor any interim period in the current fiscal year for which financial statements are furnished in this Report, the Company is not able to nor required to provide comparative period-to-period analysis of its operations, pursuant to Item 303 of Regulation S-B.

Plan of Operation

We do not currently engage in any business activities that provide cash flow. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 13 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The reference to us as a “blank check” company is because investors have entrusted their investment monies to our management without knowing the ultimate use to which their money may be put. We intend to utilize all of the proceeds of our initial public offering generally to effect a business combination. Our investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to pursue. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for current stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk regarding our operations because it will not permit us to offset potential losses from one venture against gains from another.

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

Costs and Resources

During the approximately 13 months ending May 2, 2007, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $50,000),

(ii)	filing of a post-effective amendment to the registration statement and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $50,000), and

(iii)	costs relating to consummating a stockholder approved acquisition (approximately $100,000).

We believe will be able to meet these costs through current monies in our treasury ($981 as of December 31, 2005), additional amounts loaned to us by our President, Yale Farar, and deferral of fees by certain service providers, if necessary. On November 16, 2005 and January 4, 2006, Mr. Farar loaned us $15,000 and $27,000, respectively, pursuant to the Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and Rokwader (the “Advance Agreement”). We are using these funds to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and either would exceed our otherwise available funds or would render us effectively insolvent upon our payment. Pursuant to the terms of the Advance Agreement, these loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction. Upon consummation of a business combination, we or the target may repay Mr. Farar for these loans, and any subsequent loans made under the Agreement to Advance Funds, out of the proceeds of the offering and/or from funds furnished by the target.

Evaluation of Business Combinations

Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on prospective business combinations that may be brought to its attention through persons having pre-existing business or personal relationships with members of the Company's management and interested persons referred to the Company by persons having such pre-existing relationships with members of its management or other third parties. At present, we contemplate that only our management will identify potential business combinations through such sources and we do not currently intend to retain any person or entity to act as a “finder” or broker to identify or analyze or advise us concerning the merits of potential target businesses. If we consummate a business combination with an entity introduced to us by a “finder” or broker, we may be asked to pay a “finder's fee, but given the limited amount of our available resources, we would, in all likelihood, decline to pay such a fee unless the target agreed to assume the obligation therefor or indemnified the Company therefrom. No member or affiliate of our current management will be entitled to a “finder's fee” under any circumstance.

While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:

•	A U.S.-based entity,

•	Minimum of one year operating history, and

•	At least $1 million net worth.

In analyzing prospective business combinations, our management will also consider such matters as the following:

•	Available technical, financial, and managerial resources,

•	Working capital and other financial requirements,

•	Prospects for the future,

•	Nature of present and expected competition,

•	The quality and experience of management services which may be available and the depth of that management,

•	The potential for further research, development, or exploration,

•	Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

•	The potential for growth or expansion,

•	The potential for profit,

•	The perceived public recognition or acceptance of products or services, and

•	Name identification and other relevant factors.

As a part of our investigation, our officers and directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Since we are subject to Section 15(d) of the Exchange Act, we are required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Any merger, acquisition or other business combination can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in our initial public offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of ownership of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our common stock may have a depressive effect on our trading market. In addition, a majority or all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

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

The structure of the business combination will depend on, among other factors:

•	The nature of the target business,

•	Our needs and desires and the needs and desires of the persons controlling the target business,

•	The management of the target business, and

•	Our relative negotiating strength compared to the strength of the persons controlling the target business.

We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more of our officers, directors, founders or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. As of December 31, 2005, our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our founders, management, or their affiliates or associates, disclosure as to this fact will be included in the post-effective amendment to the registration statement required by Rule 419. This will allow our non-affiliate investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Employees

We presently have no employees apart from our management. Our President, Chief Financial Officer and Secretary are engaged in outside business activities and they anticipate that they each will devote to our business only between five and fifteen hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Reporting Requirements

We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements, including the filing of audited financial statements on Form 8-K upon the completion of a business combination resulting in the Company no longer being a “shell company,” as defined by Rule 12b-2 of the Securities Exchange Act.

Item 7.	Financial Statements.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rokwader, Inc.
Calabasas, CA

We have audited the accompanying balance sheet of Rokwader, Inc. as of December 31, 2005, and the related statements of income and retained earnings and cash flows from inception (March 18, 2005) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rokwader, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period then ended in conformity with U.S. generally accepted accounting principles.

As set forth in Note 1 to the accompanying financial statements, the company has not yet commenced operations and has no source of revenue, and will be dependent on outside investments to continue for a reasonable period of time. Management’s plans are also disclosed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ STONEFIELD JOSEPHSON INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 15, 2006

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

DECEMBER 31,
2005

CURRENT ASSETS:
Cash	$981
TOTAL CURRENT ASSETS	981

OTHER ASSETS

Deferred Offering Cost	89,035
TOTAL OTHER ASSETS	85,522
TOTAL ASSETS	$90,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$2,006
Loan Payable To Officer	15,000
TOTAL CURRENT LIABILITIES	17,006
TOTAL LIABILITIES	17,006

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	—
Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,250,000 shares issued and outstanding	1,250
Additional Paid-In Capital	99,990
(Deficit) Accumulated During Development Stage	(28,230)
TOTAL STOCKHOLDERS' EQUITY	73,010
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,016

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

FOR THE PERIOD
FROM MARCH 18, 2005
(INCEPTION)
TO DECEMBER 31, 2005

REVENUE	—

EXPENSES
General and Administrative	28,230

PROVISION FOR INCOME TAXES (Note 5)	—

NET (LOSS)	$(28,230)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	1,250,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO DECEMBER 31, 2005

				(DEFICIT)
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	—	$—	$—	$—	$—

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	—	101,240
Net (Loss)	—	—	—	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	$1,250	$99,990	$(28,230)	$73,010

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

FOR THE PERIOD
FROM MARCH 18, 2005
(INCEPTION)
TO DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(28,230)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in:
Accounts payable	2,006
Net Cash Provided (Used) by Operating Activities	(26,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	101,240
Increase in Deferred Offering Cost	(89,035)
Proceeds From Issuance of Loan Payable to Officer	15,000
Net Cash Provided by Financing Activities	27,205

NET INCREASE (DECREASE) IN CASH	981
CASH AT BEGINNING OF PERIOD	—
CASH AT END OF PERIOD	$981

Cash Paid During the Year for:
Interest	$—
Income Taxes	$—

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage entity as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to raising capital. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, even though the Company has not yet commenced operations. Management plans to raise equity financing to continue as a going concern. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to raising capital; upon completion of its current offering the Company will devote its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - STOCKHOLDERS’ EQUITY

During March 2005, the Company sold 1,250,000 shares of its $0.001 par value common stock for $101,240 to various investors.

NOTE 3 - RELATED PARTY TRANSACTIONS

On November 16, 2005, Yale Farar, President, loaned the Company $15,000 pursuant to an Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and the Company. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreement to Advance Funds, this loan is on an interest-free basis, documented by a promissory note and payable only upon consummation of a merger transaction.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the President, Yale Farar. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - STOCKHOLDERS EQUITY

On November 2, 2005, the United States Securities and Exchange Commission declared effective the Company’s registration statement on Form SB-2 for the conduct of a blank check offering subject to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended. The offering contemplates the sale of 125,000 registered shares of the Company’s common stock, at a price of $1.00 per share, on a “best-efforts, all or none basis” for a period of 180 days from the date of the Report. The proceeds of the offering will initially be deposited in a non-interest bearing escrow account. If all of the 125,000 shares are not sold within the 180 day period, all escrowed funds will be promptly returned, without interest. The offering is being conducted by the Company’s management without the use of an underwriter or securities dealer and the Company will not pay commissions on the sale of the shares. As of December 31, 2005, subscriptions had been received for 75,450 shares.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5- PROVISION FOR INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

Current:
Federal	$-0-
State	-0-

Deferred:
Net change in deferred tax assets:
Federal	-0-
State	-0-
$-0-

For tax purposes, as of December 31, 2005 the Company has incurred $28,000 of start-up expense amortizable over 15 years. The Company has recorded a deferred tax asset of $9,500. As of December 31, 2005 the Company has no history of operations, accordingly, the $9,500 tax benefit for the start-up expenses has been offset by a $9,500 valuation allowance.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

Federal Statutory Rate	34%
Valuation allowance adjustment	(34)%
Effective Rate	0%

NOTE 6 - SUBSEQUENT EVENTS

On January 4, 2006, Yale Farar, President, loaned the Company $27,000 pursuant to the Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and the Company. The Company intends to use these funds to make payments for its expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and either would exceed the Company’s available funds or would render the Company effectively insolvent upon such payment. Pursuant to the terms of the Agreement to Advance Funds, this loan is on an interest-free basis, documented by a promissory note and payable only upon consummation of a merger transaction.

On February 1, 2006, Rokwader, Inc. (the “Company”) completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering will be held in escrow pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares held to the company for cancellation. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor's funds returned, plus any interest earned.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures are effective in timely alerting them to material information relating to Rokwader, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Each of the individuals listed in the table constitute “founders” as that term is defined under Rule 405 of the Securities Act.

Name	Age	Position	Year Appointed

Yale Farar	67	President and Director	2005

Mitchell W. Turk	51	Chief Financial Officer, Secretary and Director	2005

Gary Saderup	55	Director	2005

Yale Farar, President and Director, has also been the President and primary stockholder of Primario Financial, a secured lender in real estate through which he holds a California consumer financial license, since April 2003. He is also a member of the California Association of Mortgage Brokers and the National Association of Mortgage Brokers. Mr. Farar has been an active private investor for over thirty years, specializing in corporate development. Since April 1996, Mr. Farar has also been the manager and principal owner of Brooktide, LLC, the controlling stockholder of Rokwader. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar and members of his family. Neither Primario Financial, nor any other company affiliated with Mr. Farar other than Brooktide, LLC, has any relationship with Rokwader.

Mitchell W. Turk, Chief Financial Officer, Secretary and Director, has been the President and CEO of privately-held Certified Components Group, Inc. since January 2000. Certified Components Group, Inc. is an independent ISO 9001/2000 certified electronic component distributor servicing the electronics manufacturing industry worldwide, and a founding member of the Electronic Resellers Association, Inc. Mr. Turk is also a founding partner in Mitali Engineering, a private partnership formed in April 1998, that distributes surplus electronic components, and has been an active private investor for over twenty years.

Gary Saderup, Director, has been an active artist, publisher and independent businessman for over 29 years. Through his company, Gary Saderup, Inc., formed in December 1994, Mr. Saderup has sold his work internationally, including in Japan, Australia, South Africa, the U.K., Germany and Canada, as well as within the U.S. Mr. Saderup studied at Brigham Young University, the University of Hawaii, and the Art Center College of Design. Mr. Saderup has also previously worked as a professional actor and director.

There are currently no agreements or understandings whereby any officer or director would resign at the request of another person.

None of our officers or directors are acting on behalf of or will act at the direction of any other person.

Prior Blank Check Company Experience

Our management has no prior experience managing “blank check” companies subject to Rule 419. Our President, Yale Farar, has experience investing in other shell companies, but is not currently involved in the management of any other non-operating or shell entity, nor is he promoting or seeking business combination candidates for any other shell company. However, Mr. Farar considers these opportunities and potential transactions in the ordinary course of his business and may invest in and become involved with other non-operating or shell entities that he will be promoting or for which he will be seeking business combination candidates before identifying an acquisition target or negotiating a potential business combination for Rokwader.

Prior Shell Company Experience

Although our officers and directors have no previous experience launching and operating “blank check” companies under Rule 419, Mr. Farar has experience investing in and managing non-operating, or shell, companies and in coordinating and closing business combinations.

Mr. Farar was an officer and a principal stockholder of Woodland Communications Group, Inc., a shell company that merged with and into US Telesis Holdings, Inc. in May 1999, at which time Mr. Farar left the management of the company. Mr. Farar remained a principal stockholder of US Telesis Holdings, Inc. until May 6, 2005, when Catcher, Inc. completed a merger with US Telesis Holdings, Inc., with Catcher Holdings, Inc. being the survivor. Catcher Holdings, Inc. is now an operating company, and Mr. Farar is not an affiliate of Catcher Holdings, Inc. Mr. Farar was also a director, officer and principal stockholder of USA International Chemical, Inc., a non-operating company, until his resignation from management and the board effective September 1, 1998. Mr. Farar remained a principal stockholder of USA International Chemical, Inc. until May 4, 2000, when USA International Chemical, Inc. completed a merger with Aspac Communications, Inc., with Aspac Communications, Inc. being the survivor. Aspac Communications, Inc. ceased filing Exchange Act reports with the SEC after March 2002 and is listed as an inactive Delaware corporation as of March 2003.

Mr. Farar has also been a principal stockholder in a number of other shell companies, either directly or through limited liability companies of which he was the principal owner and manager. Some of these other shell companies have become publicly reporting operating companies. However, Mr. Farar was not a director or officer of any of these other shell companies. For example, Mr. Farar is the manager and a principal interestholder in Belle Group Ltd., which was a controlling stockholder of Voice Powered Technology International, Inc. through August 25, 2004. On that date, Voice Powered Technology International completed a merger with World Waste Technologies, with World Waste Technologies being the survivor; World Waste Technologies is now an operating company.

Mr. Farar is now a beneficial shareholder of less than 5% of the common stock of World Waste Technologies. Also, Mr. Farar is the trustee for Hillshire Trust, a revocable family trust formed as part of Mr. Farar’s estate plan. Hillshire Trust was a principal interestholder in Southridge Group, LLC, of which Mr. Farar was the manager. Upon its liquidation in December 2002, Southridge Group distributed a proportionate amount of the shares it held of CDMI Productions, Inc., formerly Gamogen, Inc., to Hillshire Trust. As a result, Hillshire Trust was a principal stockholder in CDMI Productions, Inc., until January 10, 2005, when subsequent issuances of shares by CDMI Productions, Inc. reduced Hillshire Trust’s beneficial ownership to non-affiliate status. CDMI Productions was subsequently renamed Gener8xion Entertainment, Inc. Hillshire Trust and Mr. Farar are not affiliates of Gener8xion Entertainment.

Mr. Farar is no longer an affiliate of any of these companies, nor of any other non-operating public entity other than Rokwader.

Mr. Saderup’s only prior experience with a shell company was as a director of Voice Powered Technology International, Inc. until August 25, 2004, when Voice Powered Technology International, Inc. completed the above mentioned merger with World Waste Technologies, Inc. World Waste Technologies, Inc. is now an operating company, and Mr. Saderup is not affiliated with World Waste Technologies, Inc.

Mr. Turk has no prior experience investing in or managing a shell company.

Conflicts Of Interest

Members of our management are, and may in the future become, associated with other firms involved in a range of business activities. Consequently, there are inherent potential conflicts of interest in their acting as officers and directors of Rokwader. Because the officers and directors are engaged in other business activities, they anticipate that they will devote only a limited amount of time to our affairs.

We do not currently plan to enter into any related-party transactions other than our Agreement to Advance Funds with Mr. Farar, as described in detail in Item 12 below. If we do enter into any other related-party transactions in the future, any such transactions will be made on an arms-length basis and will be on terms no more favorable than those given to an unaffiliated third party.

Each of Messrs. Farar, Turk and Saderup will likely in the future become stockholders, officers or directors of other companies that may be engaged, or formed for the purpose of engaging in business activities similar to those to be conducted by us. Such activities by Messrs. Farar, Turk and/or Saderup could occur before we identify a target acquisition candidate or begin negotiations therefor.

Accordingly, additional direct conflicts of interest may arise in the future with respect to individuals acting on behalf of Rokwader and other entities. Moreover, additional conflicts of interest may arise with respect to opportunities that come to the attention of these individuals in the performance of their duties. Rokwader does not currently have a contractual right of first refusal pertaining to opportunities that come to management’s attention where the opportunity may relate to Rokwader’s proposed business operations.

Our officers and directors are, so long as they remain our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation that come to their attention, in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the other companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we and the companies that the officers and directors are affiliated with both desire to take advantage of an opportunity, then those officers and directors would abstain from voting upon the opportunity. In the event there is more than one company seeking a business combination target for a blank check company and there is insufficient independence among officers and directors of the companies, our directors and officers will advocate that the company that first filed a registration statement with the Securities and Exchange Commission, i.e., Rokwader, Inc., should be entitled to proceed with the proposed transaction. In the event officers or directors of Rokwader, Inc. become affiliated with a shell company that has not conducted a blank check offering and there is insufficient independence among that company and Rokwader to choose which of the entities may pursue the opportunity, the choice among entities will be determined by the preferences of the target. Directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to those transactions.

The Board of Directors and Committees

The members of our Board are elected for one-year terms, to hold office until the next general meeting of stockholders, or until removed from office in accordance with our bylaws.

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by the Board as a whole.

Compliance with Section 16(a) of the Exchange Act

During the year ended December 31, 2005, we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, our officers, directors and greater than ten percent stockholders were not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Item 10.	Executive Compensation.

None of our officers or directors has received any cash or other remuneration since our inception. Officers will not receive any remuneration on account of services rendered in such capacity. No remuneration of any nature has been or will be paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than fifteen hours a week to our affairs.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. Each member of management has agreed to disclose to the Board of Directors discussions concerning possible employment by any entity that proposes to undertake a transaction with us and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective business combination candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board to affirmatively approve the transaction. The transaction would then be presented to our stockholders for approval.

Rokwader has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table that follows sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2006, by

•	each person or entity who is known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

		Shares of Common Stock Beneficially Owned
	Class of	At February 28, 2006
Name and Address of Beneficial Owner(1)	Stock	Number	Percent

Brooktide, LLC (2)	Common	1,234,500	89.8
Yale Farar (3)	Common	1,234,500	89.8
Mitchell W. Turk (4)	Common	8,000	0.6
Gary Saderup (4)	Common	7,500	0.5
Executive Officers and Directors as a group (3 persons)	Common	1,250,000	90.9

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23950 Craftsman Road, Calabasas, CA 91302.
(2)
The address for Brooktide, LLC is 2050 Russett Way, Carson City, Nevada 89703. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar and members of his family.

Mr. Farar, our President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.
(3)	Consists of the same shares shown in the table as held by Brooktide, LLC. See (2) above.
(4)	Individual has sole voting and investment power over shares.

Each of Messrs. Farar, Turk and Saderup may be deemed “promoters” as that term is defined under the Securities Act.

Change in Control

If we consummate a business combination, it may result in a change-in-control. However, as of the date of this filing, we have not made any arrangements that would result in a change-of-control.

Item 12.	Certain Relationships and Related Transactions.

On March 30, 2005, our founders purchased an aggregate of 1,250,000 shares of our common stock for an aggregate cash consideration of $101,240. No other assets, services or other consideration was received by the Company from any of our founders.

Nothing of value has been paid by the Company to any of our founders.

Mr. Farar is our President and Director and is the principal owner of Brooktide, LLC, a Nevada limited liability company which owns 1,234,500 shares of our common stock.

Mr. Turk is our Chief Financial Officer, Secretary and Director and owns 8,000 shares of our common stock.

Mr. Saderup is a Director that is not a member of management and owns 7,500 shares of our common stock.

On September 21, 2005, Yale Farar, our President, executed an Agreement to Advance Funds (the “Advance Agreement”) with us, agreeing to advance any fees and expenses relating to our initial public offering in excess of the amounts held in treasury, up to $50,000. On November 16, 2005, the Company executed a promissory note for $15,000 pursuant to the Advance Agreement, and on January 4, 2006, the Company executed a promissory note for $27,000 pursuant to the Advance Agreement. The Company is using the funds received in connection with these notes to make payments for its expenses prior to the consummation of a business combination, to the extent such expenses are not deferred. Pursuant to the terms of the Advance Agreement and the promissory notes, these loans are on an interest-free basis and payable only upon consummation of a merger transaction. Upon consummation of a business combination, the proceeds of our initial offering will be released from escrow and may be used to repay such loans or the Company may seek to have the other party to a consummated merger transaction complete the repayment of such loans from other funds. The notes may be prepaid at any time, without premium or penalty. The notes are immediately due and payable, without notice or demand, upon or at any time after the occurrence or existence of any one or more of the “Events of Default” listed in the promissory notes.

Item 13.	Exhibits.

Exhibit	Item
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
3.2	By-Laws (filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
4.1	Specimen Certificate of Common Stock (filed as Exhibit 4.1 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.2	Escrow Agreement (filed as Exhibit 4.2 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.3	Amendment to Escrow Agreement (filed as Exhibit 4.3 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.4	Registration Rights Agreement (filed as Exhibit 4.4 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.2	Agreement to Advance Funds by Yale Farar (filed as Exhibit 10.2 to the Company’s Amended registration statement on Form SB-2 as filed on September 28, 2005, and incorporated by reference herein)
10.3	Promissory Note in the amount of $15,000 dated November 16, 2005 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds.
10.4	Promissory Note in the amount of $27,000 dated January 4, 2006 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services.

We were organized on March 18, 2005 and therefore did not retain an auditor or incur any fees to an auditor during 2004. During the fiscal year ended December 31, 2005, we retained Stonefield Josephson, Inc. to provide services as follows:

2005 Fees
Audit Fees(1)	$13,292
Audit−Related Fees(2)	$7,832
Tax Fees	−−
All Other Fees	−−

(1)
“Audit Fees” consist of fees billed for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 and for the review of our interim financial statements included in our 2005 quarterly reports and services performed during 2005 (other than in connection with our public offering) that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.

(2)
“Audit−Related Fees” consist of fees billed for professional services rendered for the audit of our financial statements as of March 31, 2005 and for the period from the date of our inception on March 18, 2005 to March 31, 2005 included in our Registration Statement on Form SB-2, for the review of our interim financial statements included in such Registration Statement and services performed during 2005 in connection with our Registration Statement that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.

Pre-Approval Policy

From inception to date, we have not had an audit committee. Our Board as a whole pre−approves all services provided by Stonefield Josephson, Inc. Prior to the engagement of Stonefield Josephson, Inc. for any non-audit or non-audit related services, the Board must conclude that such services are compatible with Stonefield Josephson, Inc.’s independence as our auditors.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date March 30, 2006	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date March 30, 2006	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yale Farar, his true and lawful attorney-in-fact and agent with full power of power substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign this Annual Report on Form 10-KSB, and to file any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent thereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2006	/s/ Yale Farar
Yale Farar, Director

Date March 30, 2006	/s/ Mitchell W. Turk
Mitchell W. Turk, Director

Date March 30, 2006	/s/ Gary Saderup
Gary Saderup, Director

EXHIBIT INDEX

Exhibit	Item
10.3	Promissory Note in the amount of $15,000 dated November 16, 2005 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds.
10.4	Promissory Note in the amount of $27,000 dated January 4, 2006 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002