Form 10QSB
period 2006-03-31
ROKWADER, INC.
filed 2006-05-11
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-125314

ROKWADER, INC.

(Exact name of small business issuer as specified in its charter)
Delaware	73-1731755
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23950 Craftsman Road, Calabasas, CA 91302

(Address of principal executive offices)

(818) 224-3675

(Issuer’s telephone number)

N/A

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
Yes ☒ No ☐

As of May 11, 2006, there were 1,250,000 shares issued and outstanding of the registrant’s common stock. In addition, as of May 11, 2006, there were another 125,000 shares of the registrant’s common stock issued and held in escrow pursuant to Rule 419 of the Securities Act.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	F-1
	Balance Sheet as of March 31, 2006 (unaudited) and December 31, 2005*	F-2

Statement of Operations for the three months ended March 31, 2006 (unaudited), for the period from March 18, 2005 (Inception) to March 31, 2005, and for the period from March 18, 2005 (Inception) to March 31, 2006 (unaudited)*
		F-3

Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006 (unaudited), for the period from March 18, 2005 (Inception) to December 31, 2005, and for the period from March 18, 2005 (Inception) to March 31, 2006 (unaudited)*
		F-4

Statement of Cash Flows for the three months ended March 31, 2006 (unaudited), for the period from March 18, 2005 (Inception) to March 31, 2005, and for the period from March 18, 2005 (Inception) to March 31, 2006 (unaudited)*
		F-5
	Notes to Unaudited Financial Statements	F-6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	4
Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	11
Item 6.	Exhibits	11
Signatures		12
__________
* The Registrant was incorporated March 18, 2005; therefore, financial statements for a full three-month comparable period of the preceding fiscal year are not available. Results for the period from March 18, 2005 to March 31, 2005 and cumulative results from March 18, 2005 (Inception) to March 31, 2006 are included in this Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying financial statements as of and for the period ended March 31, 2006, which have been derived from audited financial statements and the interim unaudited financial statements of Rokwader, Inc. (the “Company,” “we” or “us”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying financial statements include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	MARCH 31,	DECEMBER 31,
	2006	2005
	(unaudited)
CURRENT ASSETS:
Cash	$5,408	$981
Restricted Cash	125,000	-
TOTAL CURRENT ASSETS	130,408	981
OTHER ASSETS
Deferred Offering Cost	94,302	89,035
TOTAL OTHER ASSETS	94,302	89,035
TOTAL ASSETS	$224,710	$90,016
LIABILITIES AND STOCKHOLDERS’EQUITY
CURRENT LIABILITIES:
Accounts Payable	$18,460	$2,006
Loan Payable To Officer	42,000	15,000
Subscription Payable	125,000	-
TOTAL CURRENT LIABILITIES	185,460	17,006
TOTAL LIABILITIES	185,460	17,006
STOCKHOLDERS EQUITY:
Preferred Stock, $.001 par value, 10,000,000 authorized, none issued and outstanding	-
Common Stock, $.001 par value, 100,000,000 authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Additional Paid-In Capital	99,990	99,990
(Deficit) Accumulated DuringDevelopment	(61,990)	(28,230)
TOTAL STOCKHOLDERS' EQUITY	39,250	73,010
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$224,710	$90,016

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31, 2006 (unaudited)	FOR THE PERIOD FROM MARCH 18, 2005 TO MARCH 31, 2005	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO MARCH 31, 2006 (unaudited)
REVENUE	$-	$-	$-
EXPENSES
General and Administrative	33,760	5,589	61,990
NET (LOSS)	$(33,760)	$(5,589)	$(61,990)
NET (LOSS) PER COMMON SHARE- BASIC	$(0.03)	$(0.00)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,250,000	1,250,000	1,250,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.  (A DEVELOPMENT STAGE COMPANY)
STOCKHOLDERS' EQUITY STATEMENT OF CHANGES IN
TO MARCH 31, 2006 FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO MARCH 31, 2006

				(DEFICIT)
	COMMON		ADDITIONAL	ACCUMULATED DURING
	STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL
BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-
Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240
Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010
Net (Loss)	-	-	-	(33,760)	(33,760)
BALANCE, MARCH 31, 2006(unaudited)	1,250,000	$1,250	$99,990	$(61,990)	$39,250

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		FOR	FOR THE PERIOD
	FOR THE THREE	THE PERIOD FROM	FROM MARCH 18, 2005
	MONTHS ENDED	MARCH 18, 2005	(INCEPTION)
	MARCH 31, 2006	TO	TO MARCH 31, 2006
	(unaudited)	MARCH 31, 2005	(unaudited)
CASH FLOWS FROM OPERATING
Net (loss)	$(33,760)	$(5,589)	$(61,990)
Adjustments to reconcile net loss to net
provided (used) by operating activities:
Changes in:
Accounts payable	16,454	5,523	18,460

Net Cash (Used) by Operating	(17,306)	(66)	(43,530)

CASH FLOWS FROM FINANCING
Issuance of Common Stock	-	101,240	101,240
Increase in Deferred Offering Cost	(5,267)	-	(94,302)
Proceeds From Issuance of Loan	27,000	-	42,000
Receipt of Cash for Escrowed Shares	125,000	-	-
Subscription Payable	(125,000)	-	-

Net Cash Provided by	21,733	101,240	48,938

NET INCREASE IN CASH	4,427	101,174	5,408

CASH AT BEGINNING OF PERIOD	981	-	-

CASH AT END OF PERIOD	$5,408	$101,174	$5,408

Cash Paid During the Year for:
Interest	$-	$-	$-
Income Taxes	$1,647	$-	$1,647

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to pursuing a business combination. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEFERRED OFFERING COSTS

Deferred offering costs, consisting of legal, accounting and filing fees relating to the offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

RESTRICTED CASH

The Company sold 125,000 registered shares of its common stock for $125,000. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account, as further discussed in note 2.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein.

NOTE 2 - STOCKHOLDERS’ EQUITY

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering will be held in escrow pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares held to the company for cancellation. Accordingly, the $125,000 subject to the withdrawal restrictions has been classified as escrowed cash, and in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” a liability has been recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor's funds returned, plus any interest earned.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2006

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, Yale Farar, President, has loaned the Company $42,000. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreement to Advance Funds dated September 21, 2005 (the “Advance Agreement”), the loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities, such that they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - SUBSEQUENT EVENT

On May 10, 2006, the Company and its President, Yale Farar, executed an Amendment to the Advance Agreement, pursuant to which the Company also executed a promissory note in favor of Mr. Farar for an additional $35,000, the proceeds of which will be used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and from the completion of any registration statement, proxy filing or other action that may be required to effect a business combination, to the extent such expenses are not deferred. Pursuant to the terms of the Amendent and the promissory note, this loan is on an interest-free basis and, absent an “Event of Default,” is payable only upon consummation of a business combination. Upon consummation of a business combination, the proceeds thereof may be used to repay such loans or the Company may seek to have the other party to the business combination complete the repayment of such loans from other funds. The note may be prepaid at any time prior to its due date, without premium or penalty. The note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default,” including failure to complete a business combination prior to May 2, 2007.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Cautionary Note Regarding Forward Looking Statements” and “Updates to Risk Factors” below.

History and Organization

Rokwader, Inc. was organized under the laws of the State of Delaware on March 18, 2005. Since our inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. We are, based on proposed business activities, a “blank check” company. The Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

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

Plan of Operation

As the Company was formed during the 2005 fiscal year and has not had any revenues from operations during the last fiscal year nor any interim period in the current fiscal year for which financial statements are furnished in this Report, the Company is not able to nor required to provide comparative period-to-period analysis of its operations, pursuant to Item 303 of Regulation S-B.

We do not currently engage in any business activities that provide cash flow. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 11 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The reference to us as a “blank check” company is because investors have entrusted their investment monies to our management without knowing the ultimate use to which their money may be put. We intend to utilize all of the proceeds of the offering generally to effect a business combination. Our investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to pursue.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for current stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk regarding our operations, because it will not permit us to offset potential losses from one venture against gains from another.

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

Costs and Resources

During the approximately 11 months ending May 2, 2007, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $35,000),

(ii)	filing of a post-effective amendment to the registration statement and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $50,000), and

(iii)	costs relating to consummating a stockholder approved acquisition (approximately $100,000).

We believe will be able to meet these costs through current monies in our treasury ($5,408 as of March 31, 2006), additional amounts loaned to us by our President, Yale Farar, and deferral of fees by certain service providers, if necessary. On November 16, 2005 and January 4, 2006, Mr. Farar loaned us $15,000 and $27,000, respectively, pursuant to the Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and Rokwader (the “Advance Agreement”). We are using these funds to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and either would exceed our otherwise available funds or would render us effectively insolvent upon our payment. Pursuant to the terms of the Advance Agreement, these loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or an “Event of Default” (as defined in to promissory note, including failure to complete a business combination prior to May 2, 2007). Upon consummation of a business combination, we or the target may repay Mr. Farar for these loans, and any subsequent loans made under the Agreement to Advance Funds, out of the proceeds of the offering and/or from funds furnished by the target.

Evaluation of Business Combinations

Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on preliminary prospective business combinations that may be brought to its attention through persons having pre-existing business or personal relationships with members of the Company's management and interested persons referred to the Company by persons having such pre-existing relationships with members of its management or other third parties. At present, we contemplate that only our management will identify potential business combinations through such sources and we do not currently intend to retain any person or entity to act as a “finder” or broker to identify or analyze or advise us concerning the merits of potential target businesses. If we consummate a business combination with an entity introduced to us by a “finder” or broker, we may be asked to pay a “finder's fee,” but given the limited amount of our available resources, we would, in all likelihood, decline to pay such a fee unless the target agreed to assume the obligation therefor or indemnified the Company therefrom. No member or affiliate of our current management will be entitled to a “finder's fee” under any circumstance.

While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:

•	A U.S.-based entity,
•	Minimum of one year operating history, and
•	At least $1 million net worth.

In analyzing prospective business combinations, our management will also consider such matters as the following:

•	Available technical, financial and managerial resources,
•	Working capital and other financial requirements,
•	Prospects for the future,
•	Nature of present and expected competition,
•	Quality and experience of management services which may be available and the depth of that management,
•	Potential for further research, development or exploration,
•	Specific risk factors not now foreseeable but which then may be anticipated to have an impact on our proposed activities,
•	Potential for growth or expansion,
•	Potential for profit,
•	Perceived public recognition or acceptance of products or services, and
•	Name identification and other relevant factors.

As a part of our investigation, our officers and directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Since we are subject to Section 13 of the Exchange Act, we are required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We anticipate that any business combination will present certain risks. We may not be able to adequately identify many of these risks prior to selection. Our investors must, therefore, depend on the ability of our management to identify and evaluate these risks. We anticipate that the principals of some of the combinations which will be available to us will have been unable to develop a going concern or that such business will be in its development stage in that it has not generated significant revenues from its principal business activity. The risk exists that even after the consummation of such a business combination and the related expenditure of our funds, the combined enterprise will still be unable to become a going concern or advance beyond the development stage. Many of the potential business combinations may involve new and untested products, processes or market strategies. We may assume such risks although they may adversely impact our stockholders because we consider the potential rewards to outweigh them.

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

We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more of our officers, directors, founders, affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted.

To date, our officers and directors have had only informal conversations with persons related to private entities with regard to any proposed business combination with the Company. Such conversations have not yet proceeded to the stage of negotiating any proposed terms and conditions, drafting of a term sheet or letter of intent, or preparation of proposed definitive documents. If at any time our founders, management, or their affiliates or associates proceed to fully negotiate a business combination, disclosure as to this fact and the negotiated terms and conditions will be included in a post-effective amendment to our registration statement, as required by Rule 419. This will allow our non-affiliate investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

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

Reporting Requirements

We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements, including the filing of audited financial statements on Form 8-K upon the completion of a business combination resulting in the Company no longer being a “shell company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cautionary Note About Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward-looking statements may include statements regarding:

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business,” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on March 30, 2006, and “Updates to Risk Factors,” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Updates to Risk Factors

The following are additional or updated risks or uncertainties which could affect our future events, developments or results, in addition to those risks and uncertainties set forth under “Item 1. Description of Business,” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on March 30, 2006.

As the window of time prior to which the Company must return the funds received from investors in its initial public offering shortens, the timely negotiation and completion of a business combination becomes increasingly difficult and less likely to occur.

Pursuant to Rule 419, the Company deposited all proceeds of its initial public offering and the shares sold into an escrow account, where such proceeds and shares will be held pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares held to the company for cancellation. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor’s funds returned, plus any interest earned.

However, the Company currently has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. Further, even if the Company does identify and proceed to negotiations with a prospective merger or acquisition candidate, the negotiation and completion of a business combination can be a time-consuming process, and the time required prior to final consummation of such a transaction may be extended further if the SEC chooses to review and comment upon the Company’s required post-effective amendment including its reconfirmation offer. Thus, the longer the Company goes without identifying a business combination candidate and initiating formal negotiations and documentation of a proposed transaction, the less likely it becomes that the Company will be able to successfully complete the business combination process prior to the May 2, 2007 deadline. As a result, we may spend substantial resources pursuing the consummation of a business combination transaction, and yet may be unable to do so and thus unable to recoup such costs from the proceeds of the initial public offering.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors.

A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. The three stockholders presently comprising our management and board of directors own approximately 91% of our outstanding common stock and have control of the Company. Thus, the three stockholders comprising our management and board will be able to effectively determine which potential business combination targets to pursue and which acquisition to consummate, regardless of other investors’ preferences. The risk for such conflict escalates as the window in which to complete a business combination transaction pursuant to Rule 419 shortens, our management is not assured a return of their invested funds, in contrast to the investors in our initial public offering, and thus have greater incentive to approve and push through a business combination transaction, regardless of other investors’ preferences or the impact on such investors’ interests.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.

We have had no operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination and even thereafter increase if the business opportunity with whom we merge is not profitable. We cannot assure you that we can identify a suitable business opportunity that offers profit or growth potential or consummate a business combination. Further, if we are unable to complete a business combination within the time allotted pursuant to Rule 419, we will be unable to access the proceeds currently held in escrow from our initial public offering, further decreasing our assets and available cash flow and limiting our ability to continue as a going concern.

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by the report on Form 10-QSB, our disclosure controls and procedures are effective in timely alerting them to material information relating to Rokwader, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities of the Registrant during the three-months ended March 31, 2006.

(b)	Use of Proceeds.

On February 1, 2006, we completed an initial registered public offering of our common stock pursuant to the Company’s registration statement on Form SB-2 (File No. 333-125314) that the Securities and Exchange Commission declared effective on November 2, 2005. The Company offered and sold 125,000 registered shares of the Company’s common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account and the proceeds and shares will be held in escrow pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares to the company for cancellation. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor’s funds returned, plus any interest earned.

The offering was conducted by the Company’s management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. Our other offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) through the end of the period covered by this Report on Form 10-QSB) were $94,302.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

On March 27, 2006, by written consent, our stockholders confirmed Yale Farar, Mitchell W. Turk and Gary Saderup as the members of the Company’s Board of Directors, each to serve until the next Annual Meeting of Stockholders and his respective successor shall be elected and shall qualify. The Board of Directors also confirmed by written consent the election of Yale Farar as President of the Company and Mitchell W. Turk as the Company’s Chief Financial Officer and Secretary, each to serve at the discretion of the Board of Directors.

Item 5.   Other Information.

On May 10, 2006, the Company and its President, Yale Farar, executed an Amendment to the Agreement to Advance Funds dated September 21, 2005, between Mr. Farar and the Company (the “Agreement”), which Amendment allows the Company to direct Mr. Farar to advance up to an additional $50,000 to the Company (the “Amended Agreement”). Pursuant to the Agreement, the Company had previously executed promissory notes in favor of Mr. Farar on November 16, 2005, in the amount of $15,000, and on January 4, 2006, in the amount of $27,000. Pursuant to the Amended Agreement, on May 10, 2006, the Company also executed a promissory note in favor of Mr. Farar for an additional $35,000, the proceeds of which will be used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and from the completion of any registration statement, proxy filing or other action that may be required to effect a business combination as described in the Company’s Plan of Operation set forth under Item 2, above, to the extent such expenses are not deferred.

Pursuant to the terms of the Amended Agreement and the promissory note, this loan is on an interest-free basis and, absent an “Event of Default,” as discussed below, is payable only upon consummation of a business combination. Upon consummation of a business combination, the proceeds thereof may be used to repay such loans or the Company may seek to have the other party to the business combination complete the repayment of such loans from other funds. The note may be prepaid at any time prior to its due date, without premium or penalty. The note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default,” including failure to complete a business combination prior to May 2, 2007.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item

10.1	Amendment to the Agreement to Advance Funds by Yale Farar dated May 10, 2006.

10.2	Promissory Note in the amount of $35,000 dated May 10, 2006 in favor of Yale Farar for loan provided in accordance with the Amendment to the Agreement to Advance Funds.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date May 11, 2006	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date May 11, 2006	/s/ Mitchell W. Turk Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1	Amendment to the Agreement to Advance Funds by Yale Farar dated May 10, 2006.

10.2	Promissory Note in the amount of $35,000 dated May 10, 2006 in favor of Yale Farar for loan provided in accordance with the Amendment to the Agreement to Advance Funds.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002