Form 10QSB
period 2006-06-30
ROKWADER, INC.
filed 2006-08-10
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

(Issuer's telephone number)

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
Yes ☒ No ☐

As of August 2, 2006, there were 1,250,000 shares issued and outstanding of the registrant's common stock. In addition, as of August 2, 2006, there were another 125,000 shares of the registrant's common stock issued and held in escrow pursuant to Rule 419 of the Securities Act.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

INDEX

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements
	Balance Sheet as of June 30, 2006 (unaudited) and December 31, 2005	F-1

Statement of Operations for the three and six months ended June 30, 2006 (unaudited), for the three months ended June 30, 2005 (unaudited), for the period from March 18, 2005 (Inception) to June 30, 2005 (unaudited), and for the period from March 18, 2005 (Inception) to June 30, 2006 (unaudited)
		F-2
	Statement of Changes in Stockholders' Equity for the period from March 18, 2005 (Inception) to December 31, 2005, and for the period from March 18, 2005 (Inception) to June 30, 2006 (unaudited)	F-3

Statement of Cash Flows for the six months ended June 30, 2006 (unaudited), for the period from March 18, 2005 (Inception) to June 30, 2005 (unaudited), and for the period from March 18, 2005 (Inception) to June 30, 2006 (unaudited)
		F-4
	Notes to Unaudited Financial Statements	F-5 - F7
Item 2.	Management's Discussion and Analysis or Plan of Operation	F-8
Item 3.	Controls and Procedures	F-14

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	2
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2
Item 3.	Defaults Upon Senior Securities	2
Item 4.	Submission of Matters to a Vote of Security Holders	2
Item 5.	Other Information	2
Item 6.	Exhibits	2
Signatures		3

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements as of and for the period ended June 30, 2006, which have been derived from audited financial statements and the interim unaudited financial statements of Rokwader, Inc. (the “Company,” “we” or “us”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying financial statements include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2006, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

1

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	JUNE 30, 2006 (unaudited)	DECEMBER 31, 2005
CURRENT ASSETS:

Cash	$7,792	$981

Restricted Cash	125,000	-

TOTAL CURRENT ASSETS	132,792	981

OTHER ASSETS

Deferred Offering Cost	94,897	89,035

TOTAL OTHER ASSETS	94,897	89,035

TOTAL ASSETS	$227,689	$90,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts Payable	$7,023	$2,006
Loan Payable To Officer	77,000	15,000
Subscription Payable	125,000	-

TOTAL CURRENT LIABILITIES	209,023	17,006

authorized, none issued and outstanding	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Additional Paid-In Capital	99,990	99,990
(Deficit) Accumulated During Development Stage	(82,574)	(28,230)

TOTAL STOCKHOLDERS' EQUITY	18,666	73,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,666	$73,010

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
	FOR THE THREE MONTHS ENDED JUNE 30, 2006	FOR THE THREE MONTHS ENDED JUNE 30, 2005	FOR THE SIX MONTHS ENDED JUNE 30, 2006	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO JUNE 30, 2005	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO JUNE 30, 2006
REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and Administrative	20,584	9,999	54,344	15,588	82,574

NET (LOSS)	$(20,584)	$(9,999)	$(54,344)	$(15,588)	$(82,574)

NET (LOSS) PER COMMON SHARE - BASIC	(0.02)	$(0.01)	$(0.04)	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,250,000	1,250,000	1,250,000	1,250,000	1,250,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO JUNE 30, 2006
	COMMON STOCK		ADDITIONAL PAID-IN	(DEFICIT) ACCUMULATED DURING DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL
BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(54,344)	(54,344)
BALANCE, JUNE 30, 2006 (unaudited)	1,250,000	$1,250	$99,990	$(82,574)	$18,666

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED JUNE 30, 2006	FOR THE PERIOD FROM MARCH 18, 2005 TO JUNE 30, 2005	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO JUNE 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(54,344)	$(15,588)	$(82,574)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Changes in:
Accounts payable	5,017	8,150	7,023
Subscription payable	125,000	-	125,000

Net Cash Provided (Used) by Operating Activities	75,673	(7,438)	49,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	101,240	101,240
Increase in Deferred Offering Cost	(5,862)	(28,327)	(94,897)
Proceeds From Issuance of Loan Payable to Officer	62,000		77,000
Increase in Restricted cash	(125,000)	-	(125,000)

Net Cash Provided (Used) by Financing Activities	(68,862)	72,913	(41,657)

NET INCREASE IN CASH	6,811	65,475	7,792

CASH AT BEGINNING OF PERIOD	981	-	-

CASH AT END OF PERIOD	$7,792	$65,475	$7,792

Cash Paid During the Year for:
Interest	$-	$-	$-
Income Taxes	$1,647	$-	$1,647

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the “Company”), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to pursuing a business combination. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. Results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2006

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, Yale Farar, President, has loaned the Company $77,000. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreement to Advance Funds dated September 21, 2005, as amended, the loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This 10-QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Cautionary Note Regarding Forward Looking Statements” and “Updates to Risk Factors” below.

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

On November 2, 2005, the SEC declared effective our registration statement on Form SB-2 (the “registration statement”) for the offer and sale of 125,000 registered shares of the Company's common stock, at a price of $1.00 per share, on a “best-efforts, all or none basis,” subject to Rule 419 of Regulation C, promulgated under the Securities Act. The Company's management conducted the offering without the use of an underwriter or securities dealer and the Company did not pay commissions in connection with the sale of the shares. Neither our management nor our founders purchased any of the 125,000 shares offered. The shares sold and the proceeds of the offering are being held in escrow pending completion of a business combination. The funds received were initially deposited in a non-interest bearing escrow account. Upon the completion of the offering on February 1, 2006, all of the funds were transferred to an interest bearing escrow account, bearing interest at the escrow agent's then applicable rate for money market investment accounts.

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

We do not currently engage in any business activities that provide cash flow. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 9 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, and providing liquidity, subject to restrictions of applicable statutes, for all stockholders. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. In addition, some private companies may not wish to invest the time required to complete a business combination with Rokwader, Inc., including the reconfirmation process pursuant to Rule 419.

Costs and Resources

During the approximately 9 months ending May 2, 2007, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $25,000),

(ii)	filing of a post-effective amendment to the registration statement and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $50,000), and

(iii)	costs relating to consummating a stockholder approved acquisition (approximately $100,000).

We believe will be able to meet these costs through current monies in our treasury ($7,792 as of June 30, 2006), additional amounts loaned to us by our President, Yale Farar, and deferral of fees by certain service providers, if necessary. On November 16, 2005 and January 4, 2006, Mr. Farar loaned us $15,000 and $27,000, respectively, pursuant to the Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and Rokwader (the “Advance Agreement”). On May 10, 2006, we executed an Amendment to the Advance Agreement (the “Amended Agreement”), which allows us to direct Mr. Farar to advance up to an additional $50,000 to the Company. Pursuant to the Amended Agreement, on May 10, 2006 we also executed a promissory note in favor of Mr. Farar for an additional $35,000. We are using the proceeds of these loans to pay fees and expenses arising from compliance with our public reporting requirements and from the completion of any registration statement, proxy filing or other action that may be required to effect a business combination as described in our Plan of Operation, to the extent such expenses are not deferred and either would exceed our otherwise available funds or would render us effectively insolvent upon our payment. Pursuant to the terms of the Advance Agreement, as amended, these loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or an “Event of Default” (as defined in to promissory note, including failure to complete a business combination prior to May 2, 2007). The note may be prepaid at any time prior to its due date, without premium or penalty. Upon consummation of a business combination, we or the target may repay Mr. Farar for these loans, and any subsequent loans made under the Amended Agreement, out of the proceeds of the offering and/or from funds furnished by the target.

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

To date, our officers and directors have had only informal conversations with persons related to private entities with regard to any proposed business combination with the Company. Such conversations have not yet proceeded to the stage of negotiating any comprehensive terms and conditions, drafting of a term sheet or letter of intent, or preparation of proposed definitive documents. If at any time our founders, management, or their affiliates or associates proceed to fully negotiate a business combination, disclosure as to this fact and the negotiated terms and conditions will be included in a post-effective amendment to our registration statement, as required by Rule 419. This will allow our non-affiliate investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

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

However, the Company currently has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. Further, even if the Company does identify and proceed to negotiations with a prospective merger or acquisition candidate, the negotiation and completion of a business combination can be a time-consuming process, and the time required prior to final consummation of such a transaction may be extended further if the SEC chooses to review and comment upon the Company's required post-effective amendment including its reconfirmation offer. Thus, the longer the Company goes without identifying a business combination candidate and initiating formal negotiations and documentation of a proposed transaction, the less likely it becomes that the Company will be able to successfully complete the business combination process prior to the May 2, 2007 deadline. As a result, we may spend substantial resources pursuing the consummation of a business combination transaction, and yet may be unable to do so and thus unable to recoup such costs from the proceeds of the initial public offering.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors.

A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. The three stockholders presently comprising our management and board of directors own approximately 91% of our outstanding common stock and have control of the Company. Thus, the three stockholders comprising our management and board will be able to effectively determine which potential business combination targets to pursue and which acquisition to consummate, regardless of other investors' preferences. The risk for such conflict escalates as the window in which to complete a business combination transaction pursuant to Rule 419 shortens, our management is not assured a return of their invested funds, in contrast to the investors in our initial public offering, and thus have greater incentive to approve and push through a business combination transaction, regardless of other investors' preferences or the impact on such investors' interests.

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures are effective in timely alerting them to material information relating to Rokwader, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities of the Registrant during the three-months ended June 30, 2006.

(b)	Use of Proceeds.

On February 1, 2006, we completed an initial registered public offering of our common stock pursuant to the Company's registration statement on Form SB-2 (File No. 333-125314) that the Securities and Exchange Commission declared effective on November 2, 2005. The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account and the proceeds and shares will be held in escrow pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares to the company for cancellation. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor's funds returned, plus any interest earned.

The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. Our other offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) through the end of the period covered by this Report on Form 10-QSB) were $94,897.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date August 9, 2006	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date August 9, 2006	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4