Form 10QSB
period 2006-09-30
ROKWADER, INC.
filed 2006-11-03
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

As of November 1, 2006, there were 1,250,000 shares issued and outstanding of the registrant's common stock. In addition, as of November 1, 2006, there were another 125,000 shares of the registrant's common stock issued and held in escrow pursuant to Rule 419 of the Securities Act.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

INDEX

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Balance Sheet as of September 30, 2006 (unaudited) and December 31, 2005	F-1

Statement of Operations for the three and nine months ended September 30, 2006 (unaudited), for the three months ended September 30, 2005 (unaudited), for the period from March 18, 2005 (Inception) to September 30, 2005 (unaudited), and for the period from March 18, 2005 (Inception) to September 30, 2006 (unaudited)
		F-2
	Statement of Changes in Stockholders' Equity for the period from March 18, 2005 (Inception) to December 31, 2005, and for the period from March 18, 2005 (Inception) to September 30, 2006 (unaudited)	F-3

Statement of Cash Flows for the nine months ended September 30, 2006 (unaudited), for the period from March 18, 2005 (Inception) to September 30, 2005 (unaudited), and for the period from March 18, 2005 (Inception) to September 30, 2006 (unaudited)
		F-4
	Notes to Unaudited Financial Statements	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	2
Item 3.	Controls and Procedures	8

PART II.	OTHER INFORMATION	9
Item 1.	Legal Proceedings	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	10
Signatures		11

-i-

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements as of and for the period ended September 30, 2006, which have been derived from audited financial statements and the interim unaudited financial statements of Rokwader, Inc. (the “Company,” “we” or “us”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying financial statements include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2006, shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

ASSETS

	SEPTEMBER 30,
	2006	DECEMBER 31,
	(unaudited)	2005

CURRENT ASSETS:

Cash	$13,466	$981
Restricted Cash	125,718	-
TOTAL CURRENT ASSETS	139,184	981

OTHER ASSETS

Deferred Offering Cost	94,998	89,035
TOTAL OTHER ASSETS	94,998	89,035

TOTAL ASSETS	$234,182	$90,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$860	$2,006
Loan Payable To Officer	100,000	15,000
Subscription Payable	125,718	—
TOTAL CURRENT LIABILITIES	226,578	17,006

TOTAL LIABILITIES	226,578	17,006

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,250,000 shares issued and
outstanding	1,250	1,250
Additional Paid-In Capital	99,990	99,990
(Deficit) Accumulated During Development Stage	(93,636)	(28,230)
TOTAL STOCKHOLDERS' EQUITY	7,604	73,010
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,182	$90,016

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

				FOR THE PERIOD	FOR THE PERIOD
	FOR THE	FOR THE	FOR THE	FROM	FROM
	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	MARCH 18, 2005 (INCEPTION)	MARCH 18, 2005 (INCEPTION)
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	TO SEPTEMBER 30, 2005	TO SEPTEMBER 30, 2006

REVENUE	$—	$—	$—	$—	$—

EXPENSES
General and Administrative	11,062	2,591	65,406	18,179	93,636

NET (LOSS)	$(11,062)	$(2,591)	$(65,406)	$(18,179)	$(93,636)

NET (LOSS) PER COMMON SHARE - BASIC	(0.01)	$(0.00)	$(0.05)	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,250,000	1,250,000	1,250,000	1,250,000	1,250,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

				(DEFICIT)
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	—	$—	$—	$—	$—

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	—	101,240

Net (Loss)	—	—	—	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	—	—	—	(65,406)	(65,406)
BALANCE, SEPTEMBER 30, 2006 (unaudited)	1,250,000	$1,250	$99,990	$(93,636)	$7,604

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

		FOR THE PERIOD FROM	FOR THE PERIOD FROM
		MARCH 18, 2005	MARCH 18, 2005
	NINE MONTHS ENDED	TO	(INCEPTION) TO
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(65,406)	$(18,179)	$(93,636)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in:
Accounts payable	(1,146)	20,355	860
Subscription payable	125,718	—	125,718
Net Cash Provided by Operating Activities	59,166	2,176	32,942

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	—	101,240	101,240
Increase in Deferred Offering Cost	(5,963)	(69,985)	(94,998)
Proceeds From Issuance of Loan Payable to Officer	85,000		100,000
Increase in Restricted cash	(125,718)	—	(125,718)
Net Cash Provided (Used) by Financing Activities	(46,681)	31,255	(19,476)

NET INCREASE IN CASH	12,485	33,431	13,466

CASH AT BEGINNING OF PERIOD	981	—	—
CASH AT END OF PERIOD	$13,466	$33,431	$13,466

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$1,647	$—	$1,647

Supplemental Disclosures on Non-Cash Investing Activities:
Common Stock Subscription Payable Exchanged for
Restricted Cash	$125,000	$—	$125,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

The Company is currently devoting its efforts to locating business combination candidates. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a business combination with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

The balance of $125,718 in the restricted cash account consists of the proceeds from the Company’s sale of 125,000 registered shares of its common stock for $125,000 and $718 of interest earned on such proceeds as of September 30, 2006. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account, as further discussed in note 2.

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited and have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

NOTE 2 - STOCKHOLDERS’ EQUITY

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering will be held in escrow pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares held to the company for cancellation. Accordingly, the $125,000 subject to the withdrawal restrictions has been classified as restricted cash, and in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” a liability has been recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated. As of September 30, 2006, the escrowed funds have accrued $718 of interest. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor's funds returned, plus any interest earned.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2006, Yale Farar, President, has loaned the Company $100,000, including $23,000 on August 22, 2006 on a promissory note executed pursuant to the Agreement to Advance Funds dated September 21, 2005, as amended. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreement to Advance Funds dated September 21, 2005, as amended, the loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

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

We do not currently engage in any business activities that provide cash flow. We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 6 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

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

Costs and Resources

During the approximately 6 months ending May 2, 2007, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $20,000),

(ii)	filing of a post-effective amendment to the registration statement and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $50,000), and

(iii)	costs relating to consummating a stockholder approved acquisition (approximately $100,000).

We believe will be able to meet these costs through current monies in our treasury ($13,466 as of September 30, 2006), additional amounts loaned to us by our President, Yale Farar, and deferral of fees by certain service providers, if necessary. On November 16, 2005 and January 4, 2006, Mr. Farar loaned us $15,000 and $27,000, respectively, pursuant to the Agreement to Advance Funds dated September 21, 2005 between Mr. Farar and Rokwader (the “Advance Agreement”). On May 10, 2006, we executed an Amendment to the Advance Agreement, which allows us to direct Mr. Farar to advance up to an additional $50,000 to the Company. Pursuant to the Advance Agreement, as amended, on May 10, 2006, we executed a promissory note in favor of Mr. Farar for an additional $35,000 and on August 22, 2006, we executed a promissory note in favor of Mr. Farar for the final $23,000 available pursuant to the Advance Agreement, as amended. We are using the proceeds of these loans to pay fees and expenses arising from compliance with our public reporting requirements and from the completion of any registration statement, proxy filing or other action that may be required to effect a business combination as described in our Plan of Operation, to the extent such expenses are not deferred and either would exceed our otherwise available funds or would render us effectively insolvent upon our payment. Pursuant to the terms of the Advance Agreement, as amended, these loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or an “Event of Default” (as defined in the promissory notes, including failure to complete a business combination prior to May 2, 2007). The notes may be prepaid at any time prior to its due date, without premium or penalty. Upon consummation of a business combination, we or the target may repay Mr. Farar for these loans, and any subsequent loans made under the Advance Agreement, as amended, out of the proceeds of the offering and/or from funds furnished by the target. To the extent additional funds are necessary to complete a business combination on or prior to May 2, 2007, Mr. Farar has indicated that he is willing to advance further funds to us for such purpose, but he is under no obligation to do so and to date we have not requested any further funds from Mr. Farar.

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

As the window of time prior to which we must return the funds received from investors in its initial public offering shortens, the timely negotiation and completion of a business combination becomes increasingly difficult and less likely to occur.

Pursuant to Rule 419, we deposited all proceeds of our initial public offering and the shares sold into an escrow account, where such proceeds and shares will be held pending completion of a business combination. We have until May 2, 2007 to consummate a business combination with another entity. If we fail to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares held to the company for cancellation. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor's funds returned, plus any interest earned.

However, we currently have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. Further, even if we do identify and proceed to negotiations with a prospective merger or acquisition candidate, the negotiation and completion of a business combination can be a time-consuming process, and the time required prior to final consummation of such a transaction may be extended further if the SEC chooses to review and comment upon our required post-effective amendment including its reconfirmation offer. Thus, the longer we go without identifying a business combination candidate and initiating formal negotiations and documentation of a proposed transaction, the less likely it becomes that we will be able to successfully complete the business combination process prior to the May 2, 2007 deadline. As a result, we may spend substantial resources pursuing the consummation of a business combination transaction, and yet may be unable to do so and thus unable to recoup such costs from the proceeds of the initial public offering.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors.

A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. The three stockholders presently comprising our management and board of directors own approximately 91% of our outstanding common stock and have control of the Company. Thus, the three stockholders comprising our management and board will be able to effectively determine which potential business combination targets to pursue and which acquisition to consummate, regardless of other investors' preferences. The risk for such conflict escalates as the window of time in which to complete a business combination transaction pursuant to Rule 419 shortens, as our management is not assured a return of their invested funds, in contrast to the investors in our initial public offering, and thus have greater incentive to approve and push through a business combination transaction, regardless of other investors' preferences or the impact on such investors' interests.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities of the Registrant during the three-months ended September 30, 2006.

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

The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. Our other offering expenses (all of which were incurred to persons other than our directors, officers or ten percent or greater stockholders) through the end of the period covered by this Report on Form 10-QSB) were $94,998.

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

ROKWADER, INC.

Date: November 3, 2006	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: November 3, 2006	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002