Form 10KSB
period 2006-12-31
ROKWADER, INC.
filed 2007-02-09
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Number of shares outstanding of each of the issuer's classes of common stock at February 2, 2007:

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

PART I

Item 1.	Description of Business .

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

Item 2.	Description of Property .

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

Item 3.	Legal Proceedings .

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters .

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation .

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

On December 4, 2006, the Company and its President, Yale Farar, executed a Second Amendment to the Agreement to Advance Funds dated September 21, 2005, between Mr. Farar and the Company (the “Agreement”), which Second Amendment allows the Company to direct Mr. Farar to advance up to an additional $50,000 to the Company. Pursuant to the Agreement, as previously amended, the Company has previously executed promissory notes in favor of Mr. Farar totaling $100,000. On December 4, 2006, the Company and Mr. Farar executed an additional promissory note for $20,000 (the “Note”), bringing the total funds advanced pursuant to the Agreement, as amended, to $120,000.

The aforementioned notes may be prepaid at any time, without premium or penalty. The notes are immediately due and payable, without notice or demand, upon or at any time after the occurrence or existence of any one or more of the “Events of Default” listed in the promissory notes.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rokwader, Inc.
Calabasas, CA

We have audited the accompanying balance sheet of Rokwader, Inc. as of December 31, 2006 and 2005, the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2006 and the period from inception (March 18, 2005) to December 31, 2005 and the period from inception to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rokwader, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the periods year ended December 31, 2006 and 2005, and period from inception (March 18, 2005) to December 31, 2005 and from inception to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ STONEFIELD JOSEPHSON INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 7, 2007

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
ASSETS

	DECEMBER 31,	DECEMBER 31,
	2006	2005

CURRENT ASSETS:

Cash (Note 1)	$13,511	$981
Restricted Cash (Note 1 & 2)	126,635	-

TOTAL CURRENT ASSETS	140,146	981

OTHER ASSETS

Deferred Offering Cost (Note 1)	94,998	89,035

TOTAL OTHER ASSETS	94,998	89,035

TOTAL ASSETS	$235,144	$90,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$659	$2,006
Accrued Expenses	60	-
Loan Payable To Officer (Note 3)	120,000	15,000
Subscription Payable (Note 2)	126,635	-

TOTAL CURRENT LIABILITIES	247,354	17,006

TOTAL LIABILITIES	247,354	17,006

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,250,000 shares issued and
outstanding	1,250	1,250
Additional Paid-In Capital	99,990	99,990
(Deficit) Accumulated During Development Stage	(113,450)	(28,230)

TOTAL STOCKHOLDERS' DEFICIT (Note 2)	(12,210)	73,010

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$235,144	$90,016

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

		FOR THE PERIOD	FOR THE PERIOD
	FOR THE	FROM MARCH 18, 2005	FROM MARCH 18, 2005
	YEAR ENDED	(INCEPTION)	(INCEPTION)
	DECEMBER 31, 2006	TO DECEMBER 31, 2005	TO DECEMBER 31, 2006

REVENUE	$-	$-	$-

EXPENSES
General and Administrative	85,220	28,230	113,450

NET (LOSS)	$(85,220)	$(28,230)	$(113,450)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.07)	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,250,000	1,250,000	1,250,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO DECEMBER 31, 2006

				(DEFICIT)
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		FOR THE PERIOD FROM	FOR THE PERIOD
	FOR THE	MARCH 18, 2005	FROM MARCH 18, 2005
	YEAR ENDED	(INCEPTION)	(INCEPTION)
	DECEMBER 31, 2006	TO DECEMBER 31, 2005	TO DECEMBER 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(85,220)	$(28,230)	$(113,450)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in:
Accounts payable	(1,347)	2,006	659
Accrued expenses	60	-	60
Subscription payable	126,635	-	126,635

Net Cash Provided (Used) by Operating Activities	40,128	(26,224)	13,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	101,240	101,240
Increase in deferred offering cost	(5,963)	(89,035)	(94,998)
Proceeds from issuance of loan payable to officer	105,000	15,000	120,000
Increase in restricted cash	(126,635)	-	(126,635)

Net Cash Provided (Used) by Financing Activities	(27,598)	27,205	(393)

NET INCREASE IN CASH	12,530	981	13,511

CASH AT BEGINNING OF PERIOD	981	-	-

CASH AT END OF PERIOD	$13,511	$981	$13,511

Cash Paid During the Year for:
Interest	$-	$-	$-
Income taxes	$1,647	$-	$1,647

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

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

The balance of $126,635 in the restricted cash account consists of the proceeds from the Company’s sale of 125,000 registered shares of its common stock for $125,000 and $1,635 of interest earned on such proceeds as of December 31, 2006. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account, as further discussed in note 2.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering will be held in escrow pending completion of a business combination. The Company has until May 2, 2007 to consummate a business combination with another entity. If the Company fails to consummate such a combination by May 2, 2007, the escrow will return the funds to the investors, plus any interest earned, and will return the shares held to the company for cancellation. Accordingly, the $125,000 subject to the withdrawal restrictions has been classified as restricted cash, and in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS’ EQUITY (CONTINUED)

both Liabilities and Equity, a liability has been recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated. As of December 31, 2006, the escrowed funds have accrued $1,635 of interest. Each investor will have an opportunity to respond to a reconfirmation offer given when such a combination is anticipated, included in a post-effective amendment to the registration statement, to reconfirm its interest in the offering and approve the potential business combination or have such investor's funds returned, plus any interest earned.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2006, Yale Farar, President, has loaned the Company $120,000, including $23,000 on August 22, 2006 and $20,000 on December 4, 2006. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreements to Advance Funds dated September 21, 2005, as amended, the loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

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

NOTE 4 - INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

Current:
Federal	$-0-
State	-0-

Deferred:
Net change in deferred tax assets:
Federal	-0-
State	-0-

$-0-

As of December 31, 2006 the Company has incurred $113,000 of start-up expense amortizable over 15 years. The Company has recorded a deferred tax asset of $38,000. As of December 31, 2006 the Company has no history of operations, accordingly, the $38,000 tax benefit for the start-up expenses has been offset by a $38,000 valuation allowance.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) or Rule 15d-15 (e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to Rokwader, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Year Appointed

Yale Farar	68	President and Director	2005

Mitchell W. Turk	52	Chief Financial Officer, Secretary and Director	2005

Gary Saderup	56	Director	2005

Yale Farar , President and Director, has also been the President and primary stockholder of Primario Financial, a secured lender in real estate through which he holds a California consumer financial license, since April 2003. He is also a member of the California Association of Mortgage Brokers and the National Association of Mortgage Brokers. Mr. Farar has been an active private investor for over thirty years, specializing in corporate development. Since April 1996, Mr. Farar has also been the manager and principal owner of Brooktide, LLC, the controlling stockholder of Rokwader. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar and members of his family. Neither Primario Financial, nor any other company affiliated with Mr. Farar other than Brooktide, LLC, has any relationship with Rokwader.

Mitchell W. Turk , Chief Financial Officer, Secretary and Director, has been the President and CEO of privately-held Certified Components Group, Inc. since January 2000. Certified Components Group, Inc. is an independent ISO 9001/2000 certified electronic component distributor servicing the electronics manufacturing industry worldwide, and a founding member of the Electronic Resellers Association, Inc. Mr. Turk is also a founding partner in Mitali Engineering, a private partnership formed in April 1998, that distributes surplus electronic components, and has been an active private investor for over twenty years.

Gary Saderup , Director, has been an active artist, publisher and independent businessman for over 29 years. Through his company, Gary Saderup, Inc., formed in December 1994, Mr. Saderup has sold his work internationally, including in Japan, Australia, South Africa, the U.K., Germany and Canada, as well as within the U.S. Mr. Saderup studied at Brigham Young University, the University of Hawaii, and the Art Center College of Design. Mr. Saderup has also previously worked as a professional actor and director.

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

Compliance with Section 16(a) of the Exchange Act

During the year ended December 31, 2006, we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, our officers, directors and greater than ten percent stockholders were not required to file reports under Section 16(a) of the Exchange Act.

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

Rokwader has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .

The table that follows sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2006, by

•	each person or entity who is known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

		Shares of Common Stock Beneficially Owned
	Class of	At January __, 2007
Name and Address of Beneficial Owner (1)	Stock	Number	Percent

Brooktide, LLC (2)	Common	1,234,500	89.8
Yale Farar (3)	Common	1,234,500	89.8
Mitchell W. Turk (4)	Common	8,000	0.6
Gary Saderup (4)	Common	7,500	0.5
Executive Officers and Directors as a group (3 persons)	Common	1,250,000	90.9

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23950 Craftsman Road, Calabasas, CA 91302.
(2)
The address for Brooktide, LLC is 2050 Russett Way, Carson City, Nevada 89703. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar and members of his family.

Mr. Farar, our President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.
(3)	Consists of the same shares shown in the table as held by Brooktide, LLC. See (2) above.
(4)	I ndividual has sole voting and investment power over shares.

 Each of Messrs. Farar, Turk and Saderup may be deemed “promoters” as that term is defined under the Securities Act.

Change in Control
If we consummate a business combination, it may result in a change-in-control. However, as of the date of this filing, we have not made any arrangements that would result in a change-of-control.

Item 12.	Certain Relationships and Related Transactions .

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

On December 4, 2006, the Company and its President, Yale Farar, executed a Second Amendment to the Agreement to Advance Funds dated September 21, 2005, between Mr. Farar and the Company (the “Agreement”), which Second Amendment allows the Company to direct Mr. Farar to advance up to an additional $50,000 to the Company. Pursuant to the Agreement, as previously amended, the Company has previously executed promissory notes in favor of Mr. Farar totaling $100,000. On December 4, 2006, the Company and Mr. Farar executed an additional promissory note for $20,000 (the “Note”), bringing the total funds advanced pursuant to the Agreement, as amended, to $120,000.

The aforementioned notes may be prepaid at any time, without premium or penalty. The notes are immediately due and payable, without notice or demand, upon or at any time after the occurrence or existence of any one or more of the “Events of Default” listed in the promissory notes.

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
10.3
Promissory Note in the amount of $15,000 dated November 16, 2005 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds ( filed as Exhibit 10.3 to the Company’s Form 10-KSB as filed on March 30, 2006, and incorporated by reference herein)

10.4
Promissory Note in the amount of $27,000 dated January 4, 2006 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds (filed as Exhibit 10.4 to the Company’s Form 10-KSB as filed on March 30, 2006, and incorporated by reference herein)

10.5	Second Amendment to the Agreement to Advance Funds dated December 4, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein.
10.6	Promissory Note dated December 4, 2006 in favor of Yale Farar (filed as Exhibit 10.2 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services .

We were organized on March 18, 2005 and therefore did not retain an auditor or incur any fees to an auditor during 2004. During the fiscal year ended December 31, 2006, we retained Stonefield Josephson, Inc. to provide services as follows:

2006 Fees
Audit Fees (1)	$34,022
Tax Fees	0
All Other Fees	0

(1)
“Audit Fees” consist of fees billed for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006 and for the review of our interim financial statements included in our 2006 quarterly reports and services performed during 2006 (other than in connection with our public offering) that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.

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

ROKWADER, INC.

Date: February 7, 2007	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: February 7, 2007	/s/ Mitchell W. Turk
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

Date: February 7, 2007	/s/ Yale Farar
Yale Farar, Director

Date: February 7, 2007	/s/ Mitchell W. Turk
Mitchell W. Turk, Director

Date: February 7, 2007	/s/ Gary Saderup
Gary Saderup, Director

EXHIBIT INDEX

Exhibit	Item
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
3.2	By-Laws (filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
4.1	Specimen Certificate of Common Stock (filed as Exhibit 4.1 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.2	Escrow Agreement (filed as Exhibit 4.2 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.3	Amendment to Escrow Agreement (filed as Exhibit 4.3 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.4	Registration Rights Agreement (filed as Exhibit 4.4 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.2	Agreement to Advance Funds by Yale Farar (filed as Exhibit 10.2 to the Company’s Amended registration statement on Form SB-2 as filed on September 28, 2005, and incorporated by reference herein)
10.3
Promissory Note in the amount of $15,000 dated November 16, 2005 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds ( filed as Exhibit 10.3 to the Company’s Form 10-KSB as filed on March 30, 2006, and incorporated by reference herein)

10.4
Promissory Note in the amount of $27,000 dated January 4, 2006 in favor of Yale Farar for loan provided in accordance with the Agreement to Advance Funds (filed as Exhibit 10.4 to the Company’s Form 10-KSB as filed on March 30, 2006, and incorporated by reference herein)

10.5	Second Amendment to the Agreement to Advance Funds dated December 4, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein.
10.6	Promissory Note dated December 4, 2006 in favor of Yale Farar (filed as Exhibit 10.2 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002