Form 10QSB
period 2007-03-31
ROKWADER, INC.
filed 2007-05-15
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

As of May 10, 2007, there were 1,320,000 shares issued and outstanding of the registrant's common stock.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying financial statements as of and for the period ended March 31, 2007, which have been derived from audited financial statements and the interim unaudited financial statements of Rokwader, Inc. (the “Company,” “we” or “us”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying financial statements include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 and 2006, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007.

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
CONDENSED

ASSETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(unaudited)
CURRENT ASSETS:

Cash (Note 1)	$14,984	$13,511
Restricted Cash (Note 1 & 2)	127,864	126,635

TOTAL CURRENT ASSETS	142,848	140,146

OTHER ASSETS

Deferred Offering Cost (Note 1)	-	94,998

TOTAL OTHER ASSETS	-	94,998

TOTAL ASSETS	$142,848	$235,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$20,236	$659
Accrued Expenses	10,841	60
Loan Payable To Officer (Note 3)	170,000	120,000
Subscription Payable (Note 2)	127,864	126,635

TOTAL CURRENT LIABILITIES	328,941	247,354

TOTAL LIABILITIES	328,941	247,354

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,250,000 shares issued and
outstanding	1,250	1,250
Additional Paid-In Capital	99,990	99,990
(Deficit) Accumulated During Development Stage	(287,333)	(113,450)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	(186,093)	(12,210)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,848	$235,144

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2007	THREE MONTHS ENDED MARCH 31, 2006	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO MARCH 31, 2007

REVENUE	$-	$-	$-

EXPENSES
General and Administrative	173,883	33,760	287,333

NET (LOSS)	$(173,883)	$(33,760)	$(287,333)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.14)	$(0.03)	$(0.23)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,250,000	1,250,000	1,250,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	(DEFICIT) ACCUMULATED DURING DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Net (Loss)
BALANCE, MARCH 31, 2007	-	-	-	(173,883)	(173,883)
	1,250,000	1,250	99,990	(287,333)	(186,093)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31	THREE MONTHS ENDED MARCH 31, 2006	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO MARCH 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(173,883)	$(33,760)	$(287,333)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in:
Accounts payable	19,577	16,454	20,236
Accrued expenses	10,781	-	10,841
Subscription payable	1,229	-	127,864

Net Cash Provided (Used) by Operating Activities	(142,296)	(17,306)	(128,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	101,240
Decrease (Increase) in deferred offering cost	94,998	(5,267)	-
Proceeds from issuance of loan payable to officer	50,000	27,000	170,000
Increase in restricted cash	(1,229)	-	(127,864)

Net Cash Provided (Used) by Financing Activities	143,769	21,733	143,376

NET INCREASE IN CASH	1,473	4,427	14,984

CASH AT BEGINNING OF PERIOD	13,511	981	-

CASH AT END OF PERIOD	$14,984	$5,408	$14,984

Cash Paid During the PeriodYear for:
Interest	$-	$-	$-
Income taxes	$60	$1,647	$1,707

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEFERRED OFFERING COSTS

Deferred offering costs, consisting of legal, accounting and filing fees relating to the offering were written off because an acquisition was not timely completed and all of the proceeds from the offering were returned to the investors.

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
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

The balance of $127,864 in the restricted cash account consists of the proceeds from the Company’s sale of 125,000 registered shares of its common stock for $125,000 and $1,864 of interest earned on such proceeds as of March 31, 2007. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account, as further discussed in note 2.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

COMPREHENSIVE INCOME (LOSS)

The Company has not presented a separate statement of other comprehensive income (loss) as there are no such items.

EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and (b) the unaudited interim consolidated financial statements for the three months ended March 31, 2007 and 2006 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations for the three months ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007, which should be read in conjunction with this Quarterly Report on Form 10-QSB. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2007. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - STOCKHOLDERS’ EQUITY

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering were held in escrow pending completion of a business combination. The Company had until May 2, 2007 to consummate a business combination with another entity. Accordingly, the $125,000 subject to the withdrawal restrictions has been classified as restricted cash, and in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, a liability has been recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated. As of March 31, 2007, the escrowed funds had accrued $1,864 of interest. On April 10, 2007, the Company returned these funds to the investors including interest as management determined that a qualifying business combination would not occur by May 2, 2007.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2007, Yale Farar, President, has loaned the Company $170,000, including $50,000 on March 30, 2007. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreements to Advance Funds dated September 21, 2005, as amended, the loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company completed the acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc., a Delaware corporation (“Latigo”) on April 23, 2007. The acquisition was effected pursuant to the terms of a Revised Securities Exchange Agreement entered into on April 20, 2007, by and between Rokwader, Latigo and Steve Dorff, the sole shareholder of Latigo. Pursuant to the terms of the Agreement, Rokwader acquired all of the outstanding shares of capital stock of Latigo for 70,000 shares of Rokwader common stock (aggregating approximately 5.3% of its issued and outstanding common stock) plus a promissory note in the amount of $30,000. The note was paid of April 27, 2007. Steve Dorff, the sole Latigo shareholder, will also be entitled to receive up to an additional 200,000 shares of Rokwader common stock from the date of closing through December 31, 2008, pursuant to an earn-out provision in the Agreement.

On April 26, 2007, Mr. Farar, the President of Rokwader, loaned the Company $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, the loan bears interest at 6% per annum and absent an “Event of Default,” is payable on demand or upon receipt by the Company of not less than $500,000 in capital or sale of substantially all of the Company’s assets or 80% of the Company’s capital stock. The proceeds of the Note will be used to complete the acquisition of Latigo and to pay fees and expenses, to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements. The obligation under the Note may be prepaid at any time prior to its due date, without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of default.”

ROKWADER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - SUBSEQUENT EVENTS (CONTINUED)

On April 10, 2007, the Company returned to the investors proceeds raised in its initial registered public offering (See Note 2). Pursuant to Rule 419 Regulation C promulgated under the Securities Act of 1933, as amended, these funds were held in escrow pending a qualifying business combination. The Company had until May 2, 2007 to complete a qualifying business combination. Management returned these funds to the investors when it determined that a qualifying combination would not occur as of that date.

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

Plan of Operation

Prior to the completion of the acquisition of Latigo Shore Music, Inc., a Delaware corporation, (Latigo), Rokwader, Inc. (Rokwader) was a public “shell” company with nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with Latigo, Rokwader’s business became the business of Latigo, which is Rokwader’s sole operating subsidiary. Our principal business objective for the next 9 months will be to achieve long-term growth through Latigo.

On February 1, 2006, Rokwader completed an initial registered public offering of its common stock pursuant to Rokwader's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). Rokwader offered and sold 125,000 registered shares of its common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, Rokwader deposited all proceeds of the offering and the shares sold into an escrow account. Rokwader’s management, without the use of an underwriter or securities dealer, conducted the offering and Rokwader has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering were held in escrow pending completion of a business combination. Rokwader had until May 2, 2007 to consummate a business combination with another entity. On April 10, 2007, Rokwader returned these funds to the investors, including interest, as management determined that a qualifying business combination would not occur by May 2, 2007. Because an acquisition was not timely completed and all of the proceeds from the offering were returned to the investors, Rokwader has written-off all of its deferred offering costs.

Rokwader completed the acquisition of all of the issued and outstanding capital stock of Latigo on April 23, 2007. The acquisition was effected pursuant to the terms of a Revised Securities Exchange Agreement entered into on April 20, 2007, by and between Rokwader, Latigo and Mr. Steve Dorff, the sole shareholder of Latigo. Pursuant to the terms of the Agreement, Rokwader acquired all of the outstanding shares of capital stock of Latigo for 70,000 shares of Rokwader common stock (aggregating approximately 5.3% of its issued and outstanding common stock) plus a promissory note in the amount of $30,000. The note is due and payable on or before October 23, 2007. Mr. Dorff, the sole Latigo shareholder, will also be entitled to receive up to an additional 200,000 shares of Rokwader common stock from the date of closing through December 31, 2008, pursuant to an earn-out provision in the Agreement.

Latigo’s primary activity is the development of a production company for the purpose of creating viable entertainment assets. One of Latigo’s major functions will be to discover new musical talent. With the new talent, Latigo can make Master quality recordings and function as a conduit either selling or leasing such recordings to major record companies and distributors. Latigo would pay the costs of producing three or four songs per artist, garnering enough interest to then have a major label pick up the remaining costs to finish the project. Latigo has recently signed its first artist, a singer/songwriter, for which it has already completed demos and has begun presenting the demos to interested record companies.

Latigo is also interested in acquiring music catalogues. Latigo acquired a 50% interest in its first music catalogue consisting of 107 songs. Latigo hopes to be able to receive publishing fees on the copyrights as other singers, movies, television, or other theatrical outlets utilize the songs in the catalogue.

Latigo’s initial period from inception (November 2, 2006) through December 31, 2006 reflects minimal business activities. For the first month Latigo worked on its business model and began negotiating for musical assets, music catalogues and new musical talent. On January 19 and 25, 2007 Latigo acquired two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. In early February 2007, Latigo signed a new musical talent, a singer/songwriter, to produce demo recordings and to assist in producing a recording agreement with a record company.

Latigo projects expenses associated with its business over the remainder of 2007 to be approximately $90,000. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos will be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the fourth quarter of 2007.

Costs and Resources

During the approximately 9 months ending December 31, 2007, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $50,000),

We believe we will be able to meet these costs through current monies in our treasury ($14,984 as of March 31, 2007), additional amounts loaned to us by our President, Mr. Yale Farar, deferral of fees by certain service providers, if necessary, and revenues from operations. On March 31, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader. Pursuant to the Agreement, as previously amended, Rokwader had previously executed notes in favor of Mr. Farar, bringing the total funds advanced pursuant to the Agreement, as amended, to $170,000.

On April 26, 2007, Mr. Farar, loaned Rokwader $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader. Pursuant to the terms of the Note, the loan bears interest at 6% per annum and absent an “Event of Default,” is payable on demand or upon receipt by Rokwader of not less than $500,000 in capital or sale of substantially all of Rokwader’s assets or 80% of Rokwader’s capital stock. The proceeds of the Note will be used to complete the acquisition of Latigo and to pay fees and expenses, to the extent such expenses are not deferred, arising from Rokwader’s compliance with its public reporting requirements. The obligation under the Note may be prepaid at any time prior to its due date, without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of default.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Employees

Other than Mr. Dorff, Latigo’s President, Secretary, and Chief Financial Officer, there are no employees. Latigo has entered into an employment agreement with Mr. Dorff. Under the terms of the agreement, and for a period of two years, Mr. Dorff will provide Latigo, on a non-exclusive basis, services for the exploitation of musical compositions owned or controlled by Latigo and for the operation of an artist development production company. Nothing shall prevent Mr. Dorff from acting as a producer of musical scores for television and film, and providing his services as a record producer for recording artists signed to record labels. Mr. Dorff will be paid a performance based compensation of 38% of all income earned by Latigo from the results of Mr. Dorff’s employee services less all operating expenses, including general and administrative expenses, incurred by Latigo. Upon completion of the acquisition of Latigo, an executive assistant to the President and controller may be hired.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on out operations.

Reporting Requirements

We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

    `
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2007 the Registrant issued 70,000 shares of its common stock in exchange for all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). The shares were issued to the sole shareholder and founder of Latigo.

The Registrant did not sell any unregistered securities of the Registrant during the three-months ended March 31, 2007.
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

ROKWADER, INC.

Date: May 14 , 2007	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: May 14, 2007	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002