Form 10QSB
period 2007-06-30
ROKWADER, INC.
filed 2007-08-17
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

As of August 10,,15, 2007, there were 1,320,000 shares issued and outstanding of the registrant's common stock.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

Table of Contents

INDEX
		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited) and December 31, 2006	F-1
	Condensed Consolidated Statement of Operations for the six months ended June 30, 2007 (unaudited), and 2006 (unaudited) and for the period from March 18, 2005 (Inception) to June 30, 2007 (unaudited),	F-2
	Condensed Consolidated Statements of Stockholders’ Equity for the period from March 18, 2005 (Inception) to June 30, 2007 (unaudited)	F-3
	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 (unaudited), and 2006 (unaudited) and for the period from March 18, 2005 (Inception) to June 30, 2007 (unaudited),	F-4
	Notes to the Consolidated Condensed Financial Statements (unaudited)	F-5
Item 2.	Management’s Discussion and Analysis or Plan of Operation	2
Item 3.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5
Item 1.	Legal Proceedings	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits	6
Signatures		7

- i -

PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

The accompanying consolidated financial statements as of and for the period ended June 30, 2007, which have been derived from audited financial statements and the interim unaudited financial statements of Rokwader, Inc. (the “Company,” “we” or “us”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2007 and 2006, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period. These consolidated financial statements, and notes thereto, should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED  CONSOLIDATED  BALANCE  SHEET
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	JUNE 30
	2007	DECEMBER 31,
	(UNAUDITED)	2006

CURRENT ASSETS:

Cash (Note 1)	$39,584	$13,511
Restricted Cash (Notes 1 & 2)	-	126,635

TOTAL CURRENT ASSETS	39,584	140,146

OTHER ASSETS

Intangible Assets		-
Net of Accumulated Amortization $4,200	88,100
Goodwill (Note 4)	41,664	-
Deferred Offering Cost (Note 1)	-	94,998

TOTAL OTHER ASSETS	129,764	94,998

TOTAL ASSETS	$169,348	$235,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$4,006	$659
Insurance Payable	11,297	-
Accrued Expenses	-	60
Loan Payable (Note 5)	34,000	-
Loan Payable To Officer (Note 3)	280,000	120,000
Subscription Payable (Note 2)	-	126,635

TOTAL CURRENT LIABILITIES	329,303	247,354

TOTAL LIABILITIES	329,303	247,354

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,320,000 and 1,250,000 shares issued and
outstanding as of June 30, 2007
and December 31, 2006, respectively	1,320	1,250
Additional Paid-In Capital	169,920	99,990
Accumulated Deficit During Development Stage	(331,195)	(113,450)

TOTAL STOCKHOLDERS' DEFICIT (Note 2)	(159,955)	(12,210)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$169,348	$235,144

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					FOR THE PERIOD
					FROM MARCH 18,
	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED	2005(INCEPTION) TO
	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and Administrative	43,862	20,584	217,745	54,344	331,195

NET (LOSS)	$(43,862)	$(20,584)	$(217,745)	$(54,344)	$(331,195)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.17)	$(0.04)	$(0.26)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	1,302,888	1,250,000	1,276,298	1,250,000	1,255,670

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)

					TOTAL
			ADDITIONAL	TOTAL	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	ACCUMULATED	EQUITY/
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	(DEFICIT)

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	1,250	99,990	(113,450)	(12,210)

Issuance of Common Stock on
April 23, 2007 (Unaudited)	70,000	70	69,930	-	70,000

Net (Loss) (Unaudited)	-	-	-	(217,745)	(217,745)
BALANCE, JUNE 30, 2007 (Unaudited)	1,320,000	$1,320	$169,920	$(331,195)	$(159,955)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	SIX MONTHS ENDED	SIX MONTHS ENDED	(INCEPTION) TO JUNE 30,
	JUNE 30, 2007	JUNE 30, 2006	2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(217,745)	$(54,344)	$(331,195)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in:
Amortization Expense	4,200	-	4,200
Accounts payable	3,347	5,017	4,006
Insurance payable	11,297	-	11,297
Franchise tax accrual	(60)	-	-
Accrued expenses	-	-	-

Net Cash Provided (Used) by Operating Activities	(198,961)	(49,327)	(311,692)

CASH FLOWS FROM INVESTING ACTIVITES:
Acquisition of Latigo Shore Music, Inc. (Note 4)	(29,964)	-	(29,964)

Net Cash (Used) by Investing Activites	(29,964)	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance in common stock	-	-	101,240
Decrease (Increase) in deferred offering cost	94,998	(5,862)	-
Proceeds from issuance of loan payable to officer	160,000	62,000	280,000
Decrease (Increase) in restricted cash	126,635	(125,000)	-
(Decrease) Increase in subscription payable	(126,635)	125,000	-

Net Cash Provided (Used) by Financing Activities	254,998	56,138	381,240

NET INCREASE IN CASH	26,073	6,811	39,584

CASH AT BEGINNING OF PERIOD	13,511	981	-

CASH AT END OF PERIOD	$39,584	$7,792	$39,584

Cash Paid During the PeriodYear for:
Interest	$-	$-	$-
Income taxes	$60	$1,647	$1,707

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock (Note 4) valued at	$70,000	$-	$70,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. With the acquisition of Latigo Shore Music, Inc. (Latigo) as a subsidiary, the Company has commenced operations and has become operational. The Company qualifies as a development stage company as it has not generated significant revenues. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, even though the Company has not yet commenced operations. The Company is in the development stage and has not earned any revenues from operations to date. As of June 30, 2007 the Company has an accumulated deficit of $331,195.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEFERRED OFFERING COSTS

In accordance with the SEC Staff Accounting Bulleting Topic 5A, deferred offering costs, consisting of legal, accounting and filing fees relating to the offering have been expensed as of June 30, 2007. The Company’s management determined that a qualifying business combination would not occur prior to May 2, 2007, therefore, discontinued to defer the costs related to their offering (See Note 2).

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

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized for federal tax purposes.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

RESTRICTED CASH

The balance of $126,635 in the restricted cash account consists of the proceeds from the Company’s sale of 125,000 registered shares of its common stock for $125,000 and $1,635 of interest earned on such proceeds as of December 31, 2006. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. On April 10, 2007, the Company returned these funds to the investors including interest as management determined that a qualifying business combination would not occur by May 2, 2007, as further discussed in note 2.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering were held in escrow pending completion of a business combination. The Company had until May 2, 2007 to consummate a qualifying business combination with another entity. Accordingly, the $125,000 subject to the withdrawal restrictions had been classified as restricted cash, and in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, a liability was recorded for the obligation to repay these amountsto the investors if an acquisition is not consummated. On April 10, 2007, the Company returned these funds to the investors including interest as management determined that a qualifying business combination would not occur by May 2, 2007.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2007, Yale Farar, President, has loaned the Company $170,000, including $50,000 on March 30, 2007. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreements to Advance Funds dated September 21, 2005, as amended, the loans are on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

On April 26, 2007, Mr. Farar, the President of Rokwader, loaned the Company $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, the loan bears interest at 6% per annum and absent an “Event of Default,” is payable on demand or upon receipt by the Company of not less than $500,000 in capital or sale of substantially all of the Company’s assets or 80% of the Company’s capital stock. The proceeds of the Note were used to complete the acquisition of Latigo and to pay fees and expenses, to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements. The obligation under the Note may be prepaid at any time prior to its due date, without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “ Events of default.”

The total amount owed to Mr. Farar was $280,000 as of June 30, 2007.

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

NOTE 4 - ACQUISITION OF LATIGO SHORE MUSIC, INC.

The Company completed the acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc., a Delaware corporation (“Latigo”) on April 23, 2007. The acquisition was effected pursuant to the terms of a Revised Securities Exchange Agreement entered into on April 20, 2007, by and between Rokwader and Latigo. Pursuant to the terms of the Agreement, Rokwader acquired all of the outstanding shares of capital stock of Latigo for 70,000 shares of Rokwader common stock (aggregating approximately 5.3% of its issued and outstanding common stock) plus a promissory note in the amount of $30,000. The note was paid off April 27, 2007. Steve Dorff, the sole Latigo shareholder, will also be entitled to receive up to an additional 200,000 shares of Rokwader common stock from the date of closing through December 31, 2008, pursuant to an earn-out provision in the Agreement.

Rokwader’s primary reason for acquiring Latigo is to develop a production company for the purpose of creating viable entertainment assets. One of Latigo’s major functions will be to discover new musical talent. With the new talent, Latigo can make Master quality recordings and function as a conduit either selling or leasing such recordings to major record companies and distributors.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”)

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 4 - ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

In accordance with SFAS 141, the total purchase price paid for this acquisition was allocated to the fair value of the assets acquired, net of liabilities assumed, resulting in goodwill of $41,664. The allocation of the purchase price is itemized as follows:

Allocation of Purchase Price

Cash	$36
Music Copyright Costs	30,000
Master Compact Disks	30,000
Employment Contract	29,800
Artist Contract	2,500
Loan Payable	(34,000)
Goodwill	41,664

Total Purchase Price	$100,000

Fair market value of the above assets is based on an independent appraisal for the music copyright costs, master compact disks, employment contract, and artist contract. Liabilities are based on actual amounts owed.

The employment contract with Steve Dorff is for two years. The artist contract is for 18 months. The music copyright costs and master compact disks have an estimated useful life of 5 to 10 years.

Latigo was incorporated in the State of Delaware on November 29, 2006. Since Latigo was incorporated after June 30, 2006, its operations had no effect on the proforma statement of operations for the three and six months ended June 30. 2006. If the operating results of Latigo had been included in Rokwader Inc. since the beginning of the three month and six month periods ended June 30, 2006 and 2007, the pro forma consolidated statement of operations would be as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
	2007	2006	2007	2006
	Unaudited		Unaudited

Pro forma revenue	$-	$-	$-	$-

Pro forma expenses	47,824	20,584	225,684	54,344

Pro forma net (Loss)	$(47,824)	$(20,584.0)	$(225,684)	$(54,344)

Pro forma net (Loss) per common
share - basic	(0.04)	(0.02)	(0.17)	(0.04)

Pro forma weighted average number
of common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 5 - LOAN PAYABLE

Latigo executed a promissory note on December 6, 2006 in the amount of $34,000 payable to a third party. The note bears interest at the rate of 10% per annum and is fully due on or before December 1, 2007.

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

Plan of Operation

Prior to the completion of the acquisition of Latigo Shore Music, Inc., a Delaware corporation, (Latigo), Rokwader, Inc. (Rokwader) was a public “shell” company with nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with Latigo, Rokwader’s business became the business of Latigo, which is Rokwader’s sole operating subsidiary. Our principal business objective for the next 12 months will be to achieve long-term growth through Latigo.

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

Rokwader completed the acquisition of all of the issued and outstanding capital stock of Latigo on April 23, 2007. The acquisition was effected pursuant to the terms of a Revised Securities Exchange Agreement entered into on April 20, 2007, by and between Rokwader, Latigo and Mr. Steve Dorff, the sole shareholder of Latigo. Pursuant to the terms of the Agreement, Rokwader acquired all of the outstanding shares of capital stock of Latigo for 70,000 shares of Rokwader common stock (aggregating approximately 5.3% of its issued and outstanding common stock) plus a promissory note in the amount of $30,000. The note, which was due and payable on or before October 23, 2007, was paid in May, 2007. Mr. Dorff, the sole Latigo shareholder, will also be entitled to receive up to an additional 200,000 shares of Rokwader common stock from the date of closing through December 31, 2008, pursuant to an earn-out provision in the Agreement.

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

Latigo’s initial period from inception (November 2, 2006) through December 31, 2006 reflects minimal business activities. For the first month Latigo worked on its business model and began negotiating for musical assets, music catalogues and new musical talent. On January 19 and 25, 2007 Latigo acquired two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. In early February 2007, Latigo signed a new musical talent, a singer/songwriter, to produce demo recordings and to assist in producing a recording agreement with a record company. During the quarter ended June 30, 2007, three of the titles form the Latigo catalog, “When The Hero Dies”, “The Best Things In Life”, and “More Than Ever” have been recorded by legacy artist BJ Thomas for inclusion in the upcoming film “Jake’s Corner”. The movie is scheduled to be featured at the Sundance Film Festival in January 2008, and should to be released in the latter part of 2008. Although there is no assurance, the Company believes that there will be a soundtrack CD, containing the Company’s three songs, released in conjunction with the release of the movie.

Latigo projects expenses associated with its business over the remainder of 2007 to be approximately $90,000. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos will be produced. Mr. Dorff has agreed to be paid for the use of his studio out of future royalties, if any. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the fourth quarter of 2007.

Costs and Resources

During the approximately 6 months ending December 31, 2007, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $34,000),

We believe we will be able to meet these costs through current monies in our treasury ($39,584 as of June 30, 2007), additional amounts loaned to us by our President, Mr. Yale Farar, deferral of fees by certain service providers, if necessary, and revenues from operations. On March 31, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader. Pursuant to the Agreement, as previously amended, Rokwader had previously executed notes in favor of Mr. Farar, bringing the total funds advanced pursuant to the Agreement, as amended, to $170,000.

On April 26, 2007, Mr. Farar, loaned Rokwader $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader. Pursuant to the terms of the Note, the loan bears interest at 6% per annum and absent an “Event of Default,” is payable on demand or upon receipt by Rokwader of not less than $500,000 in capital or sale of substantially all of Rokwader’s assets or 80% of Rokwader’s capital stock. The proceeds of the Note will be used to complete the acquisition of Latigo and to pay fees and expenses, to the extent such expenses are not deferred, arising from Rokwader’s compliance with its public reporting requirements. The obligation under the Note may be prepaid at any time prior to its due date, without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of default.” As of June 30, 2007, the total funds advanced to the Company by Mr. Farar was $280,000.

The Company believes that its current capital resources and current funding will enable it to maintain its current and planned operations through the next 6 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This statement affects all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This statement is not expected to have a significant effect on the financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” - an amendment of FASB No. 140. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity shall adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The statement is not expected to have a significant effect on the financial statements of the Company.

SFAS No. 157, “Fair Value Measurements,” was issued by the FASB in September 2006. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. This statement is not expected to have a significant effect on the financial statements of the Company.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” was issued by the FASB in September 2006. Issuance of this statement amends FASB Statements No. 87, 88, 106, and 132. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. Additionally, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This statement is effective as of the end of the fiscal year ending after December 31, 2006. This statement will not a significant effect on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” - Including an amendment of FASB No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This statement is not expected to have a significant effect on the financial statements of the Company.

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. This statement is not expected to have a significant effect on the financial statements of the Company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2007 the Registrant issued 70,000 shares of its common stock in exchange for all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). The shares were issued to the sole shareholder and founder of Latigo.

The Registrant did not sell any unregistered securities of the Registrant during the three-months ended June 30, 2007.

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

ROKWADER, INC.

Date: August 17 , 2007	/s/ Yale Farar
Yale Farar, President
(Principal Executive Officer)

Date: August 17 , 2007	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002