Form 10QSB
period 2007-09-30
ROKWADER, INC.
filed 2007-11-02
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

As of October 31, 2007, there were 1,880,214 shares issued and outstanding of the registrant's common stock.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

Table of Contents

INDEX

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheet as of September 30, 2007 (unaudited) and December 31, 2006	F-1

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007 (unaudited), and 2006 (unaudited) and for the period from March 18, 2005 (Inception) to September 30, 2007 (unaudited),
		F-2
	Condensed Consolidated Statements of Stockholders’ Equity for the period from March 18, 2005 (Inception) to September 30, 2007 (unaudited)	F-3

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 (unaudited), and 2006 (unaudited) and for the period from March 18, 2005 (Inception) to September 30, 2007 (unaudited),
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

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated  Financial Statements.

The accompanying consolidated financial statements as of and for the period ended September 30, 2007, which have been derived from audited financial statements and the interim unaudited financial statements of Rokwader, Inc. (the “Company,” “we” or “us”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2007 and 2006, shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period. These consolidated financial statements, and notes thereto, should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)

	SEPTEMBER 30 2007 (UNAUDITED)	DECEMBER 31, 2006
ASSETS

CURRENT ASSETS:

Cash (Note 1)	$20,205	$13,511
Restricted Cash (Notes 1 & 2)	-	126,635
Prepaid Legal Fees	5,000	-

TOTAL CURRENT ASSETS	25,205	140,146

OTHER ASSETS

Intangible Assets		-
Net of Accumulated Amortization $9,842	82,458
Goodwill (Note 4)	41,664	-
Deferred Offering Cost (Note 1)	-	94,998

TOTAL OTHER ASSETS	124,122	94,998

TOTAL ASSETS	$149,327	$235,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$3,700	$659
Insurance Payable	8,140	-
Accrued Expenses	-	60
Loan Payable (Note 5)	34,000	-
Loan Payable To Officer (Note 3)	-	120,000
Subscription Payable (Note 2)	-	126,635

TOTAL CURRENT LIABILITIES	45,840	247,354

TOTAL LIABILITIES	45,840	247,354

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 1,880,214 and 1,250,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1,881	1,250
Additional Paid-In Capital	481,442	99,990
Accumulated Deficit During Development Stage	(379,836)	(113,450)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) (Note 2)	103,487	(12,210)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149,327	$235,144

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2007	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2007	NINE MONTHS ENDED SEPTEMBER 30, 2006	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES
General and Administrative	48,640	11,062	266,386	65,406	379,836

NET (LOSS)	$(48,640)	$(11,062)	$(266,386)	$(65,406)	$(379,836)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.01)	$(0.22)	$(0.05)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,147,945	1,250,000	1,233,456	1,250,000	1,244,561

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBISIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)

			ADDITIONAL	TOTAL	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	EQUITY/ (DEFICIT)

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	1,250	99,990	(113,450)	(12,210)

Issuance of Common Stock for Acquisition of Assets on April 23, 2007 (Unaudited) (Note 4)	70,000	70	69,930	-	70,000

Issuance of Common Stock for Services on August 16, 2007 (Unaudited) (Note 2)	104,500	105	29,155	-	29,260

Contribution to Capital of Corporation August 16,2007 (Unaudited) (Note 2)	(544,286)	(544)	544	-	-

Issuance of Common Stock for Conversion of Debt on September 26, 2007 (Unaudited) (Notes 2 & 3)	1,000,000	1,000	281,823	-	282,823

Net (Loss) (Unaudited)	-	-	-	(266,386)	(266,386)
BALANCE, SEPTEMBER 30, 2007 (Unaudited)	1,880,214	$1,881	$481,442	$(379,836)	$103,487

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)	NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(266,386)	$(66,891)	$(379,836)

Adjustments for non-cash items:
Amortization expense	9,842	-	9,842
Issuance of stock for services rendered	29,260	-	29,260

Changes in assets and liabilities:
Prepaid legal fees	(5,000)	-	(5,000)
Accounts payable	3,041	339	3,700
Insurance payable	8,140	-	8,140
Franchise tax accrual	(60)	-	-
Accrued expenses	2,823	-	2,823

Net Cash Provided (Used) by Operating Activities	(218,340)	(66,552)	(331,071)

CASH FLOWS FROM INVESTING ACTIVITES:
Acquisition of Latigo Shore Music, Inc. (Note 4)	(29,964)	-	(29,964)

Net Cash (Used) by Investing Activites	(29,964)	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance in common stock	-	-	101,240
Decrease (Increase) in deferred offering cost	94,998	(5,963)	-
Proceeds from issuance of loan payable to officer	160,000	85,000	280,000
Decrease (Increase) in restricted cash	126,635	(125,718)	-
(Decrease) Increase in subscription payable	(126,635)	125,718	-

Net Cash Provided (Used) by Financing Activities	254,998	79,037	381,240

NET INCREASE IN CASH	6,694	12,485	20,205

CASH AT BEGINNING OF PERIOD	13,511	981	-

CASH AT END OF PERIOD	$20,205	$13,466	$20,205

Cash Paid During the Period Year for:
Interest	$3,008	$-	$3,008
Income taxes	$60	$1,647	$1,707

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock (Note 4) valued at	$70,000	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$29,260	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$282,823	$-	$282,823

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern even though the Company has not yet commenced operations. The Company is in the development stage and has not earned any revenues from operations to date. As of September 30, 2007 the Company has an accumulated deficit of $379,836.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEFERRED OFFERING COSTS

In accordance with the SEC Staff Accounting Bulleting Topic 5A, deferred offering costs, consisting of legal, accounting and filing fees relating to the offering have been expensed as of September 30, 2007. The Company’s management determined that a qualifying business combination would not occur prior to May 2, 2007, therefore, discontinued to defer the costs related to their offering (See Note 2).

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

The Company currently only conducts business in California. California's Taxation of Corporations largly conforms to Federal Tax Treatment. However, the Company will be responsible for the annual $800 franchise tax.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 – STOCKHOLDERS’ EQUITY

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 (File No. 333−125314) that the Securities and Exchange Commission declared effective on November 2, 2005 (the “Registration Statement”). The Company offered and sold 125,000 registered shares of the Company's common stock, at a price of $1.00 per share. Pursuant to Rule 419 of Regulation C, promulgated under the Securities Act of 1933, as amended, the Company deposited all proceeds of the offering and the shares sold into an escrow account. The offering was conducted by the Company's management without the use of an underwriter or securities dealer and the Company has not paid and will not pay commissions in connection with the sale of the shares. The shares sold and the proceeds of the offering were held in escrow pending completion of a business combination. The Company had until May 2, 2007 to consummate a qualifying business combination with another entity. Accordingly, the $125,000 subject to the withdrawal restrictions had been classified as restricted cash, and in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, a liability was recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated. On April 10, 2007, the Company returned these funds to the investors including interest as management determined that a qualifying business combination would not occur by May 2, 2007.

On August 16, 2007, the Company issued shares of its common stock for services rendered. As a result, Mitchell W. Turk received 32,000 shares of common stock, Gary Saderup received 17,500 shares of common stock, Steve Dorff received 30,000 shares of common stock, and William B. Barnett received 25,000 shares of common stock. The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 2 – STOCKHOLDERS’ EQUITY (CONTINUED)

On August 16, 2007, the Company issued 1,000,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers.

On September 26, 2007, in order to provide a fair and reasonable percentage in ownership of the Company and a fair and reasonable share price for potential future investors, the Company adjusted its capitalization. The Company received, from Brooktide, LLC (a company controlled by Mr. Yale Farar), 544,286 shares of common stock for cancellation. The Company cancelled and returned the shares of common stock to authorized but unissued status.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 16, 2007, the Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to him. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers. The $280,000 owed to Mr. Farar was comprised of the $170,000 loan to the Company pursuant to the Agreement to Advance Funds dated September 21, 2005 and the $110,000 loan to the Company in accordance with the 6% Subordinated Convertible Promissory Note.

As of September 30, 2007, Yale Farar, President, had loaned the Company $170,000, including $50,000 on March 30, 2007. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreements to Advance Funds dated September 21, 2005, as amended, the loans were on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

On April 26, 2007, Mr. Farar, the President of Rokwader, loaned the Company $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, the loan bears interest at 6% per annum and absent an “Event of Default,” was payable on demand or upon receipt by the Company of not less than $500,000 in capital or sale of substantially all of the Company’s assets or 80% of the Company’s capital stock. The proceeds of the Note were used to complete the acquisition of Latigo and to pay fees and expenses, to the extent such expenses were not deferred, arising from the Company’s compliance with its public reporting requirements.

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

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

Latigo was incorporated in the State of Delaware on November 29, 2006. Since Latigo was incorporated after September 30, 2006, its operations had no effect on the proforma statement of operations for the three and nine months ended September 30. 2006. If the operating results of Latigo had been included in Rokwader, Inc. since the beginning of the three month and nine month periods ended September 30, 2006 and 2007, the pro forma consolidated statement of operations would be as follows:

	Three months ended, September 30,		Nine months ended, September 30,
	2007	2006	2007	2006
	Unaudited		Unaudited

Pro forma revenue	$-	$-	$-	$-

Pro forma expenses	48,640	11,062	274,324	65,406

Pro forma net (Loss)	$(48,640)	$(11,062)	$(274,324)	$(65,406)

Pro forma net (Loss) per common share - basic	(0.04)	(0.01)	(0.21)	(0.05)

Pro forma weighted average number of common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

NOTE 5 – LOAN PAYABLE

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

Latigo’s initial period from inception (November 2, 2006) through December 31, 2006 reflects minimal business activities. For the first month Latigo worked on its business model and began negotiating for musical assets, music catalogues and new musical talent. On January 19 and 25, 2007 Latigo acquired two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. In early February 2007, Latigo signed a new musical talent, a singer/songwriter. Latigo will produce demo recordings and attempt to get a recording agreement with a larger record company for that singer/songwriter. During the quarter ended June 30, 2007, three of the titles form the Latigo catalog, “When The Hero Dies”, “The Best Things In Life”, and “More Than Ever” have been recorded by legacy artist BJ Thomas for inclusion in the upcoming film “Jake’s Corner”. The movie should be released in the latter part of 2008. Although there is no assurance, the Company believes that there could be a soundtrack CD, containing the Company’s three songs, released in conjunction with the release of the movie.

Latigo projects expenses associated with its business over the remainder of 2007 to be approximately $90,000. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the latter part of 2008.

Costs and Resources

During the approximately 3 months ending December 31, 2007, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $25,000),

We believe we will be able to meet these costs through current monies in our treasury ($20,205 as of September 30, 2007), additional amounts loaned to us by our President, Mr. Yale Farar, deferral of fees by certain service providers, if necessary, and revenues from operations. On March 31, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.  On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On September 16, 2007, the Company issued 1,000,000 shares of its common stock to Mr. Farar in full satisfaction of the $280,000 plus interest owed to Mr. Farar.

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

Employees

Other than Mr. Dorff, Latigo’s President, Secretary, and Chief Financial Officer, there are no employees. In April, 2007, Latigo entered into an employment agreement with Mr. Dorff. Under the terms of the agreement, and for a period of two years, Mr. Dorff will provide Latigo, on a non-exclusive basis, services for the exploitation of musical compositions owned or controlled by Latigo and for the operation of an artist development production company. Nothing shall prevent Mr. Dorff from working independently from Latigo as a producer of musical scores for television and film, and providing his services as a record producer for recording artists signed to other record labels. Mr. Dorff will be paid a performance based compensation of 38% of all income earned by Latigo from the results of Mr. Dorff’s employee services less all operating expenses, including general and administrative expenses, incurred by Latigo.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2007 the Registrant issued 104,500 shares of its common stock to three of its directors and one outside contractor for services rendered to the Registrant. In addition, on August 16, 2007, the Registrant issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Yale Farar, the president, director and majority shareholder of the Registrant) in full satisfaction of $280,000 plus interest owed to Mr. Farar. All of the individuals and entities receiving the Registrant’s common stock are “accredited” investors. The shares of common stock are all restricted shares and the stock certificates have been affixed with a legend restricting sales and transfers. The Registrant issued the common stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended.

Item 3.   Defaults upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

On September 26, 2007, in order to provide a more fair and reasonable percentage in ownership of the Registrant and a fair and reasonable share price for potential future investors, the Registrant adjusted its capitalization. The Registrant received from Brooktide, LLC (a company controlled by Yale Farar, the president, director and majority shareholder of the Registrant) 544,286 shares of common stock as a contribution to capital of the corporation. The Registrant cancelled and returned the shares of common stock to authorized but unissued status.

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

ROKWADER, INC.

Date: November 2, 2007	/s/ Yale Farar
Yale Farar, President
(Principal Executive Officer)

Date: November 2, 2007	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002