Form 10KSB
period 2007-12-31
ROKWADER, INC.
filed 2008-04-15
CIK 1322952

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

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

Aggregate market value of the voting stock held by non-affiliates: N/A. There is no voting stock held by non-affiliates.

Issuer revenues for its most recent fiscal year: $6,500.00

Number of shares outstanding of each of the issuer's classes of common stock at April 8, 2008: Common Stock: 1,880,214.

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

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

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

History and Recent Developments

We were organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) in order to undertake a public offering of 125,000 shares of our common stock at a purchase price of $1.00 per share, which registration statement was declared effective on November 2, 2005. We successfully completed the offering and, pursuant to Rule 419 of the Securities Act of 1933, as amended, the offering proceeds were placed in an escrow account together with the shares of common stock issued in the public offering.

In April 2007, when we determined that we would be unable to consummate a business combination within the 18 month time period from the date of the effectiveness of our registration statement, as required by Rule 419(e) (2) (iv), all funds held in escrow were returned to the investors who had purchased common stock in the offering and the 125,000 shares of common stock held in the escrow account were returned to us as treasury stock. A post-effective amendment to the registration statement to remove from registration all shares of common stock that were sold in the offering and to confirm the withdrawal of the registration statement was declared effective by the SEC on April 25, 2007.

On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). Substantially all of the business conducted by Rokwader is through Latigo, its wholly-owned subsidiary.

Corporate Overview

In February 2007, Latigo purchased a music catalog (the "Catalog") from an unaffiliated seller, Ash Street Music.  The Catalog (including copyrights and publishing rights) consists of 107 original songs written in whole or in part by Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo.  Other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer.  Other songwriters also sometimes have their own publishing designees.  Latigo also has the development rights to two master recordings of finished CDs featuring Steve Dorff as a singer, entitled Pacific Sunrise and You Set My Dreams to Music , which have not yet had major distribution.  Steve Dorff and his co-writers of the songs retain the copyrights and publishing rights and they will be paid a writer's fee and publisher's fee if and when Latigo begins distribution of the CDs.  Additionally, Latigo has a contract to produce and market a young, upcoming singer/songwriter and is currently in production on his first recording.

In other developments, four songs from the Catalog will be used in the following:

1.  BEST THINGS IN LIFE - recorded by BJ Thomas, is included in the movie 'Jake's Corner' and the soundtracks, CD.

2.  WHEN THE HERO DIES - recorded by BJ Thomas, is included in the movie 'Jake's Corner' and the soundtracks,CD.

3.  A GIRL LIKE YOU - recorded by Andrew Dorff, is included in the movie, 'Small Town Saturday Night'

4.  PARTY AT HOME - is included on a forthcoming CD

Both 'Jake's Corner' and 'Small Town Saturday Night' are feature films due for distribution and release some time in 2008.

Mr. Steve Dorff has also offered his services non-exclusively as a producer for Latigo's music production business and given Latigo a right of first refusal to any future productions he may undertake.

Business Strategy

Latigo is in the music industry business. Latigo believes emerging technologies and the introduction of innovative business relationships in the current market allow for a unique opportunity for business expansion. We would act as a conduit through selling or leasing recordings of our exclusively signed artists to record companies and distributors. In rare cases, should market conditions and emerging technologies warrant, Latigo would distribute music material for signed artists themselves, at their sole discretion. Should the artist also be a songwriter, Latigo will acquire a percentage of these copyright interests, provided the publishing interests are available.

 Latigo’s business plan provides for Latigo to produce three or four songs (known as a demo) for each of its artists, to be paid for by Latigo. The expected cost for this, per artist, is $10,000-$20,000. This is intended to create enough interest that a major music label would pick up the remaining costs and finish the project. Revenues for Latigo would initially be realized in the following ways:

•	Negotiated royalties for actual sales of the recordings.

•	Publishing income on copyrights that we acquire.

Latigo’s intent is to produce demo recordings for approximately three additional artists during its next twelve months of operation, and Latigo would receive an approximate 18-24% royalty rate. The artist would typically be compensated a royalty rate between 12-15%, with Latigo receiving any remaining percentage. Any financial arrangement would be dependent on the number of albums sold, via traditional CD’s or electronic media, and the price arrangement of such albums.

Upon completion of the demo’s or Master’s, Latigo will offer them to various independent labels and distributors with the intention of generating interest and securing distribution for their musicians and musical product. Latigo intends to secure full distribution agreements, which would include manufacturing, distribution, and CD sales.

Latigo intends to secure deals with various recording companies that are experienced with producing and distributing emerging artists and genres that fall outside of the traditional reach of the major labels. Due to our limited size and the limited potential of our initial offerings, we cannot predict how successful our efforts will be.

As a small company we can operate with a creative hands-on approach to the selected few composers, songwriters, and artists that we currently promote. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administrating the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from four principal sources:

•
Mechanical: Latigo, as licensor receives royalties with respect to songs embodied in recordings sold in any format or configuration, including physical recordings (e.g. CD’s, DVD’s, video cassettes), online and wireless downloads and mobile phone ringtones.

•
Performance: Latigo, as licensor, receives royalties if the song is performed publicly through broadcast of music on television, radio, cable and satellite, live concert performances or other venues, such as nightclubs and stage theatrical productions.

•
Synchronization: Latigo, as licensor, received royalties or fees for the right to use the song in combination with visual images such as in films or television programs, television commercials and videogames.

•	Other: Latigo, as licensor, receives royalties from other uses such as in toys, novelty items and for use in sheet music.

Management Experience

Management is confident that their current officers, as well as the consultants and vendors they utilize at their discretion, are sufficient to execute the goals of Latigo, and operate the business through the initial phase of production and marketing.

Steve Dorff, the President of Latigo, is a long-time composer and producer. Mr. Dorff is a three-time Grammy nominee and has often been on the nation's top music charts. His résumé includes nine #1 film songs and 15 Top 10 hits, including the Kenny Rogers' classic "Through the Years", a BMI 3 million performance song, as well as "I Just Fall In Love Again ", the Anne Murray record that captured Billboard's #1 Song Of The Year honors. His many songs have been sung by some of the greatest artists of our time including Barbra Streisand, Celine Dion, Whitney Houston, George Strait, Vanessa Williams and others.

Emmy Nominee for five television compositions, his credits include such stalwarts as "Murphy Brown" and "Murder She Wrote". He has also contributed to various television series’ like "Growing Pains", "Alien Nation", "Spenser: for Hire", "Major Dad", "Columbo", "Reba", and "Rodney".

His many TV and cable movie credits include the Emmy nominated CBS mini-series "Elvis", the Hallmark Hall of Fame "Rose Hill", the animated Christmas classic "Annabelle's Wish", "Babe Ruth", "The Quick and The Dead", "Moonshine Highway" and "The Defiant Ones". Mr. Dorff’s many movie songs and scores have been featured in "Bronco Billy", "Blast from the Past", "Rocky IV", "Pure Country", "Tin Cup", "Michael", "Dudley Do-Right", "Dancer, Texas", "The Last Boy Scout", "Curly Sue" and "Honky Tonk Man".

Mr. Dorff currently has two projects that are being developed for the musical theater: "Josephine" (The Josephine Baker Story) and "Pure Country" (The Musical).

Industry Overview

Music is one of the primary entertainment forms of the modern era. The industry is highly competitive, based on consumer preferences, and changes rapidly due to consumer demand and advancements in technology. To be competitive, companies must be able to discover and develop artists and talents that have appeal beyond a domestic audience. They must also be able to successfully promote and market these acts, and maintain strong music publishing catalogues. These catalogues provide for lucrative business opportunities that can be exploited year after year, and are not at the mercy of changing technologies. The top five music consuming countries continue to be the United States, England, France, Japan, and Germany. After many years of declining sales due to the undercutting of traditional CD distribution by peer-to-peer networks such as Napster and Kazaa, the industry has recently made strong gains in the electronic download market with such vectors as iTunes and Rhapsody. In addition various recording companies have recently brought lawsuits claiming copyright infringement against these peer-to-peer networks. It should also be noted that big box stores such as Best Buy, Wal-Mart, and Target have significantly affected sales and promotion within the industry. In 1994, record stores provided 53% of product, compared to only 33% in 2004.

As stated in an article in 2003 by the Recording Industry Association of America, “Music is the world’s universal form of communication. It touches every person of every culture on the globe to the tune of $40 billion annually, and the U.S. recording industry accounts for fully one-third of that world market. It employs thousands of people, including singers, musicians, producers, sound engineers, record promoters and retail salespersons, to name only a few.”

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•
Digital Piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. International Federating of the Phonographic Industry (“IFPI”) estimates that almost 20 billion songs were illegally downloaded in 2005.

•
Industrial Piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than a decade.

In 2003, the industry launched an intensive campaign to limit piracy that focused on four key initiatives:

•	Technological: The technological measures against piracy are geared towards degrading the illegal file sharing process and tracking providers and consumers of pirated music.

•
Educational: Led by Recording Industry Association of America (“RIAA”) and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements.

•	Legal: In conjunction with its educational efforts, the industry has taken aggressive legal actions against file-sharers and is continuing to file industrial pirates.

•
Development of online and mobile alternatives: Most of the companies in the music industry believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the recent proliferation and early success of legitimate digital music distribution options. We agree that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading, better search capabilities and seamless integration with portable digital music players.

These efforts are incremental to the long standing push by organizations such as IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile phone ringtones. The worldwide music publishing market was estimated to have generated approximately $3.6 billion in revenues in 2004 according to figures contained in the March 2, 2005 issue of Music & Copyright.

In addition, we have the opportunity to generate significant value by the acquisition of small publishers by extracting cost savings (as acquired libraries can be administered with little or no incremental cost) and by increasing revenues through more aggressive marketing efforts.

Competition

We encounter intense competition in our business. The competition is experienced, competent and they have far greater financial and marketing resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the development, sales and marketing of their services and artists than are available to us.

Almost all of our competitors offer a wider range of services and have greater name recognition and more extensive artist base and marketing outlets for their products that Rokwader. We compete with other well known music companies and music publishers to identify and sign new artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. Our music publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. We are also highly dependent on securing artists that appeal to the music buying customers, and the competition with other music companies for such talent is intense.

We also anticipate significant competition from other recording companies, most of which have substantial financial, technical, marketing, and management resources. This has created a greater degree of difficulty in securing proven artists and acquiring musical works by well-known artists in ways that are economically viable. Due to the continuing limitation of platforms for their artists, there is no guarantee the various music companies like Latigo can successfully compete with in the music business marketplace.

Employees

As of the date of this Report, the Company has four employees who serve as officers and directors. Three of the employees are part time and receive no compensation nor is any compensation accruing. In April 2007, Mr. Dorff, Latigo’s President, Secretary, and Chief Financial Officer, and a Director of the Company, entered into an employment agreement with Latigo. Under the terms of the agreement, and for a period of two years, Mr. Dorff will provide Latigo, on a non-exclusive basis, services for the exploitation of musical compositions owned or controlled by Latigo and for the operation of an artist development production company. Nothing shall prevent Mr. Dorff from working independently from Latigo as a producer of musical scores for television and film, and providing his services as a record producer for recording artists signed to other record labels. Mr. Dorff will be paid a performance based compensation of 38% of all income earned by Latigo from the results of Mr. Dorff’s employee services less all operating expenses, including general and administrative expenses, incurred by Latigo.

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

Concentration of ownership will allow one shareholder to control Rokwader’s business

The President and largest shareholder of Rokwader currently owns approximately 90% of the outstanding stock of Rokwader. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as Directors and effectively operate Rokwader’s business, regardless of other investors’ preferences.

Only one of our directors has any previous experience launching and operating a music/entertainment company, and our officers and directors have only limited experience in the management of start-up companies such as Latigo.

Other than Steve Dorff our officers and directors have no previous experience launching and operating a music/entertainment company, such as Rokwader and its Latigo subsidiary, although Mr. Farar and Mr. Saderup have experience investing in and managing non-operating, or shell, companies and in coordinating and closing business combinations. They have only limited experience in establishing and growing a startup company such as Rokwader and its subsidiary, Latigo. As a result, we will be relying heavily on the experience and business acumen of Steve Dorff to establish an effective business strategy for our future music/entertainment operations.

As we have only a short operating history, minimal revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern.

We have had only a short operating history and minimal revenues from operations since inception. We have no significant assets or financial resources. We have sustained operating losses since inception and such losses are expected to increase as we incur increasing expenses to establish and grow our business. This has caused our accountants to include a “going concern” explanation in their Report dated April 11, 2008. While we believe Latigo’s business offers reasonable profit and growth potential, we cannot assure you that Latigo’s business will be profitable or successful. The results of Latigo’s business will determine the results of Rokwader’s business.

There may be an absence of a trading market, which would eliminate or adversely impact your ability to sell your shares.

There currently is no trading market for our stock and the Company has no plans to develop a trading market until it can register its common stock in a public offering. There is no assurance that the Company will be successful in registering its common stock, or is there any assurance that even if the common stock is registered, a public market will ever develop. You will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our shares.

The music and entertainment business is highly speculative and there is a consequent risk of loss of your investment.

The success of Rokwader’s plan of operation will depend to a great extent on the operations, financial condition and management of its sole subsidiary Latigo. Latigo does not have an established operating history. The music and entertainment industry is a very speculative one with changing trends, music and movie themes, contemporary issues, age and gender preferences and other factors determining the success or failure of various types of music, theatre and movies. Consequently, there is no assurance that the interest in the musical catalogue or master recordings currently owned by Latigo will find a significant audience or be commercial successes. Consequently, the success of our operations will be dependent upon management of Latigo’s business and numerous other factors beyond our control.

There will be additional dilution as additional shares are issued which may decrease the market price of our common stock.

Assuming the successful completion of an “earn-out”, up to 200,000 additional shares of our common stock may be issued in connection with our acquisition of Latigo. Additional offerings will likely have to be made in the future to raise capital to meet operating cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the number of shares of common stock outstanding from time to time. An incr ease in the number of our shares from these events or others may result in a decrease of the future potential market price for our common stock and will dilute the ownership interest of current shareholders.

Shares eligible for future sale under Rule 144 may adversely affect the market for our securities.

As of December 31, 2007 our stockholders held 1,880,214 shares of our common stock. From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. Although current stockholders have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse affect on the market price of our securities.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as new rules implemented by the Securities and Exchange Commission. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage. As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or when such costs may be incurred.

Latigo is a newly formed company with no operating history which makes its future operations speculative

Latigo was incorporated in December 2006 when it commenced its business. Consequently, Latigo is a newly formed company with only limited operations. In the absence of any historical operations, future operations are difficult to predict. Additionally, Latigo may incur significant start-up costs in connection with marketing its current music inventory or current and future music and musical artists, and will have limited working capital to use for such efforts. There can be no assurance Latigo will achieve its planned marketing goals on a timely basis, if at all, or manage its growth effectively. Failure to expand or manage its growth, including failure to generate revenues to fund future working capital needs, could have a material adverse effect on Latigo's and Rokwader’s financial condition and results of operations.

Our limited assets and the lack of revenues raise doubt about our ability to carry on business operations.

Rokwader has not yet generated revenues from operations. Consequently, we had a net loss of $85,220 for the year ended December 31, 2006 and $286,207 for the year ended December 31, 2007.  As of December 31, 2007, we had a working capital deficit of $52,624 and $37,745 of cash available. The current cash resources may not be sufficient to satisfy the cash requirements of Latigo over the next 12 months.

Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources.  To date, our principal stockholder has invested necessary capital to fund our current operations. Additional financing may not be available to us on favorable terms, if at all.  Furthermore, the proceeds from the IPO Offering will not be sufficient to fund our long term capital needs.

Due to our continuing losses from business operations, our independent auditor’s report dated April 11, 2008, includes a “going concern” explanation relating to the fact that our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. We are currently operating with limited cash reserves and no revenues which could inhibit our ability to continue in business or achieve our business objectives.

We will lack business diversification, as we will only be operating one business in one industry the music/entertainment industry, which makes us subject to all the risks and uncertainties of that industry.

Latigo is our sole operating business. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business in the music/entertainment industry. Unlike other entities with resources to consummate several business combinations or entities operating in multiple industries, we do not expect to have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Consequently, our business will be subject to the variable and speculative nature of the music/entertainment business. There is no assurance that our musical inventory, theatrical productions or future artists will achieve a commercially viable audience.

If we do not properly respond to changes in entertainment preferences, services and music that characterize the music/entertainment industry or the markets we will serve, our revenues may be reduced.

The music industry is subject to change in audience preferences, evolving industry standards and the emergence of new media technologies. We may not have the resources to produce music and entertainment that is in public demand at any particular time or to acquire or gain access to new technologies or to introduce new services that could compete with these new media and entertainment delivery technologies. Our inability to properly respond to changes in music technology, services and standards, which characterize our industry, would adversely affect our business operations and revenue generation.

We will require substantial investment to develop and promote any music recordings we currently own, may develop or acquire and if we fail to raise sufficient capital to support and fund our expanding marketing and music development operations, our business plan may not be fully realized.

We are in effect a new company, in the development stage, launching a business model within the music industry. We will require additional capital in order to acquire, develop, and distribute new music products, to pay for marketing efforts and fund our growth. In addition, we will need to adequately capitalize the development of each new artist and we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank financing or other arrangements. We cannot assure you that such additional capital will be available on terms acceptable to us, if at all. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. While we anticipate that our current shareholders will continue to fund our operating expenses if necessary, there is no assurance that this will continue to be the case. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our music development and distribution programs or to limit the operation or marketing of our music products. This could have a material and adverse effect on our business.

There is intense competition in Latigo's industry which may adversely affect the business operations of, and your investment in, Rokwader.

There are numerous competitors in the music industry in which Latigo is currently involved or in which it intends to enter, most of which have developed product lines, strong marketing systems and established customer followings. In almost all cases, Latigo's competitors have far greater financial and other resources. Latigo also expects competition to increase in the future due to evolving media technologies which are reducing the barriers to entry into the music and video industries. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm Latigo's net revenue and results of operations. Latigo competes or will potentially compete with a variety of entertainment and music companies, most of which have operated for a longer period of time and have significantly greater financial, technical, marketing and other resources. Some of these competitors have established relationships with leading record labels. These competitors include national and independent record distributors, none of which has any existing relationship with Latigo. Further, Latigo may face a significant competitive challenge from alliances entered into between and among its competitors, as well as from larger competitors created through industry consolidation.

Efforts to protect intellectual property or the alleged misuse of the intellectual property of others may cause Latigo to become involved in costly and lengthy litigation which could divert needed resources away from its operations.

Latigo's success depends in part on its ability to obtain and preserve copyright, trademark and other intellectual property rights, in connection with its music inventory, and services. Latigo currently has trademark or copyright protection relating to its musical catalog and may seek such protections with respect to other music or to its trade logos. The process of seeking trademark and copyright protection can be time consuming and expensive and no assurances can be given that (i) copyrights or trademarks applied for in the future will actually be issued, (ii) new copyrights will be sufficient in scope to provide meaningful protection or any commercial advantage or (iii) others will not independently develop similar products or design around any copyrights Latigo is issued. If Latigo fails to protect its intellectual property from infringement, other companies may offer competitive products. Protection of our intellectual property if such should become necessary could result in costly and lengthy litigation, diverting resources which would otherwise be dedicated to operating the business.

The recorded music industry has been declining and may continue to decline which may adversely affect our prospects and results of operations.

Since 1999 the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other reasons for this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business intends to generate a portion of its revenues from mechanical royalties received from the sales of music in recorded music formats such as the CD. The industry may continue to decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry.

Item 2.	Description of Property.

Our corporate and operational offices are located at 23950 Craftsman Road, Calabasas, CA 91302, where we lease office space. From inception until the present time the office rent was provided by our chief financial officer, Mitchell Turk, at no costs to us. In addition, music studio facilities are provided to us at no cost by Mr. Dorff, a director and President of Latigo. We believe these spaces are currently adequate and plans to move to expanded office space are contingent upon raising additional capital, increasing revenues and the hiring of additional employees.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

There is no public trading market for our common stock and a regular trading market may not develop, or if developed, may not be sustained. Unless and until a trading market exists, a stockholder in all likelihood will not be able to resell his or her securities should he or she desire to do so. We have no current proposals, arrangements, or understandings with any person with regard to the development of a trading market in our common stock.

The process for listing a company's shares for trading on the OTCBB is a lengthy one. The process requires a market maker to file a listing application with the NASD on our behalf. The application is reviewed by the NASD and may or may not be approved. The process of seeking OTCBB listing can take 60 days or more to complete and any listing is contingent on the NASD approving our application. If our application is approved, the NASD will assign us a trading symbol which will then become listed and quoted on the OTCBB. Being listed on the OTCBB will facilitate buyers and sellers to consummate purchases and sales of our stock as well as allowing the market price to adjust to reflect current valuations of our business. Currently, we do not anticipate engaging a market maker to initiate the OTCBB listing application until we complete a registered offering of our common stock.

Penny Stock Considerations

If and when our common stock begins to trade, it will be most likely be deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

●
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock even if our common stock becomes publicly traded. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of December 31, 2007, all of our currently outstanding shares (1,880,214) consist of restricted common stock. Of this amount 775,714 shares are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register shares on behalf of any of our stockholder in the future.

Holders

As of the date of this Report, we had five stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

Computershare Trust Company, Inc., located at 350 Indiana Street, Suite 800, Golden, Colorado 80401 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

On March 30, 2005, our founders purchased an aggregate of 1,250,000 shares of our common stock for an aggregate cash consideration of $101,240. No other assets, services or other consideration was received by the Company from any of our founders.

Nothing of value has been paid by the Company to any of our founders.

Mr. Farar is our President and Director and is the principal beneficial owner of Brooktide, LLC, a Nevada limited liability company which owns 1,690,214 shares of our common stock.

On August 16, 2007 the Company issued 104,500 shares of its common stock to three of its directors and one outside contractor for services rendered to the Company. In addition, on August 16, 2007, the Registrant issued 1,000,000 shares of its common stock to Brooktide, LLC, in full satisfaction of $280,000 plus interest owed to Brooktide, LLC. The $280,000 owed to Brooktide, LLC was comprised of the $170,000 loan to the Company pursuant to the Agreement to Advance Funds dated September 21, 2005, and amendments thereto, and a $110,000 loan to the Company in accordance with a 6% Subordinated Convertible Promissory Note.

On September 26, 2007, in order to provide a fair and reasonable percentage in ownership of the Company and a fair and reasonable share price for potential future investors, the Company adjusted its capitalization. The Company received, from Brooktide, LLC, 544,286 shares of common stock for cancellation. The Company cancelled and returned the shares of common stock to authorized but unissued status.

All of the individuals and entities receiving the Company’s common stock are “accredited” investors. The shares of common stock are all restricted shares and the stock certificates have been affixed with a legend restricting sales and transfers. The Registrant issued the common stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended.

On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

Additional Information

Copies of our annual reports on Form 10−KSB, quarterly reports on Form 10−QSB, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Plan of Operations

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

Rokwader completed the acquisition of all of the issued and outstanding capital stock of Latigo on April 23, 2007. The acquisition was effected pursuant to the terms of a Revised Securities Exchange Agreement entered into on April 20, 2007, by and between Rokwader, Latigo and Mr. Steve Dorff, the sole shareholder of Latigo. Pursuant to the terms of the Agreement, Rokwader acquired all of the outstanding shares of capital stock of Latigo for 70,000 shares of Rokwader common stock (aggregating approximately 5.3% of its issued and outstanding common stock), valued at $1.00 per share, plus a promissory note in the amount of $30,000. The valuation of the per share value of the Company’s common stock was determined contemporaneously by the Board of Directors and the negotiations with Latigo. The last shares issued by the Company, prior to the Latigo acquisition, were at $1.00 per share. An independent appraisal set forth the value of Latigo at $100,000 and that was the price paid by the Company. The note, which was due and payable within 30 days from the closing, was paid on April 27, 2008. Mr. Dorff will also be entitled to receive up to an additional 200,000 shares of Rokwader common stock from the date of closing through December 31, 2008, pursuant to an earn-out provision in the Agreement. To receive the full earn-out, the Company’s pre-tax profits must exceed $2,000,000. Compensation expense will be recognized based on the number of shares issued and the share value at the time of issuance.

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

Latigo’s initial period from inception (November 2, 2006) through December 31, 2006 reflects minimal business activities. For the first month Latigo worked on its business model and began negotiating for musical assets, music catalogues and new musical talent. On January 19 and 25, 2007 Latigo acquired two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. In early February 2007, Latigo signed a new musical talent, a singer/songwriter. Latigo will produce demo recordings and attempt to get a recording agreement with a larger record company for that singer/songwriter. During the quarter ended June 30, 2007, three of the titles from the Latigo catalog, “When The Hero Dies”, “The Best Things In Life”, and “More Than Ever” have been recorded by legacy artist BJ Thomas for inclusion in the upcoming film “Jake’s Corner”. The movie should be released in the latter part of 2008. Although there is no assurance, the Company believes that there could be a soundtrack CD, containing the Company’s three songs, released in conjunction with the release of the movie.

Latigo’s expenses associated with its business through December 31, 2007, were $45,277. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the latter part of 2008.

During the years ended December 31, 2007 and 2006, the Company had revenues of $6,500 and zero, respectively. During the years ended December 31, 2007 and 2006, the Company incurred net losses of $(286,207) and $(85,220), respectively. As of December 31, 2007, the Company had stockholders’ equity of $83,666. As of December 31, 2006, the Company had stockholders’ deficit of $(12,210).

Costs and Resources

During the year ended December 31, 2007, our costs related to filing of Exchange Act reports were $99,410. We anticipate our costs for filing such reports for the year ending December 31, 2008 will be approximately $95,000. We believe we will be able to meet these costs through current monies in our treasury ($37,745 as of December 31, 2007), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations. On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

The valuation of the per share value of the Company’s common stock was determined contemporaneously by the Board of Directors, in its best judgement. Significant factors and assumptions used in determining the Company’s fair value of its common stock include, future prospects for business, economic conditions of the music industry, debt restructuring, availability of capital resources, and cancellation of outstanding shares of common stock.

In April 2007 the Company acquired Latigo Shore Music, Inc. which business had been valued at $100,000 by an independent business appraisal firm. In light of the perceived future potential of Latigo’s music inventory and industry experience of Latigo’s President, the Company and Latigo’s President agreed on a per share valuation of $1.00 per share of the Company’s common stock. This valuation was determined after arms-length negotiations between the Company and Latigo and was accepted as a fair valuation by the parties to this transaction.

In August 2007, the Company’s ability to continue operations was in question and a restructuring of debt was deemed imperative. The Board considered the then net worth of the Company, the reduced prospects for business at the time, the general economic conditions in the music industry and the subjective value related to development stage companies. Faced with these circumstances, the Board determined a significantly reduced value of $0.28 per share was justified. In October 2007, the Company obtained a retrospective independent valuation of the Company’s stock as of August 16, 2007 of $0.28 per share thus supporting the Board’s valuation. An unrelated valuation specialist performed this independent valuation.

In October 2007, when the public offering price was being considered, the Company had recently significantly restructured its debt, had reduced the number of outstanding shares and had received additional loans from its President. In addition, by late 2007, the Company was seeing increased interest in Latigo’s business and music catalog thus enhancing the prospects for business. These internal and external factors, along with the fact that shares offered in the proposed initial public offering (“IPO”) would be freely tradable, convinced the Board that the fair valuation of the Company’s stock in the public offering should be $0.75 per share. Although it is reasonable to expect that the completion of the IPO will add value to the shares because they will have increased liquidity and marketability, the amount of additional value can be measured with neither precision nor certainty.

On December 6, 2007, the Company filed a registration statement with the SEC for the sale of its common stock to raise up to $525,000 in new capital. There is no assurance that the registration statement will be declared effective by the SEC, or if it goes effective that the Company will be able to sell any of its common stock.

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

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of December 31,2007, we had an accumulated deficit of $399,657. As of December 31, 2007, we had cash of $ 37,745 and working capital deficit of $52,624.

To date, we have funded our operations through short-term debt. From inception, we have borrowed $355,000 as an advance from our largest stockholder. On August 16, 2007, we issued 1,000,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar, our largest stockholder) in full satisfaction of $280,000, which was the total owed to Mr. Farar as of that date. In November 2007, Brooktide, LLC, a limited liability company controlled by Mr. Farar loaned the Company, pursuant to a convertible promissory note, $75,000. The convertibility of this note is not considered to be a beneficial conversion feature, accordingly, if the debt is converted, the liability will be decreased and capital will increase. The proceeds of the Note were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating revenues from our operations for another 9 to 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-balance Sheet Arrangements

Since our inception through December 31, 2007, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

 We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7.	Financial Statements.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

ROKWADER, INC.

Index to financial statements

Page
AUDITED
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2
Consolidated Statement of Operations for the periods ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 (Inception) to December 31, 2007	F-3
Consolidated Statement of Stockholders’ Equity for the periods ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 (Inception) to December 31, 2005	F-4
Consolidated Statement of Cash Flows for the periods ended December 31, 2007 and December 31, 2006 and for the period from March 18, 2005 (Inception) to December 31, 2007	F-5
Notes to Consolidated Financial Statements	F-6

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rokwader, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of Rokwader, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2007, and the period from inception (March 18, 2005) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rokwader, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years ended December 31, 2007, and the period from inception (March 18, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As set forth in Note 1 to the accompanying financial statements, although the company has commenced operations, it has generated minimal revenues from operations to date. As discussed in Note 1, the Company has incurred accumulated deficit of $399,657 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

April 11, 2008

 ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2007	2006

CURRENT ASSETS:

Cash (Note 1)	$37,745	$13,511
Restricted Cash (Notes 1 & 2)	-	126,635

TOTAL CURRENT ASSETS	37,745	140,146

OTHER ASSETS

Intangible Assets
Net of Accumulated Amortization $15,484	76,816	-
Goodwill (Note 4)	41,664	-
Deferred Offering Cost (Note 1)	17,810	94,998

TOTAL OTHER ASSETS	136,290	94,998

TOTAL ASSETS	$174,035	$235,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$14,781	$659
Accrued Expenses	588	60
Notes Payable (Note 3)	75,000	120,000
Subscription Payable (Note 2)	-	126,635

TOTAL CURRENT LIABILITIES	90,369	247,354

TOTAL LIABILITIES	90,369	247,354

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,880,214 and 1,250,000 shares issued and
outstanding as of December 31, 2007 and
December 31, 2006, respectively	1,881	1,250
Additional Paid-In Capital	481,442	99,990
Accumulated Deficit During Development Stage	(399,657)	(113,450)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) (Note 2)	83,666	(12,210)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$174,035	$235,144

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
	FOR THE YEAR	FOR THE YEAR	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION) TO
	DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2007

REVENUE	$6,500	$-	$6,500

EXPENSES
General and Administrative	292,707	85,220	406,157

NET (LOSS)	$(286,207)	$(85,220)	$(399,657)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.18)	$(0.07)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	1,569,341	1,250,000	1,364,130

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)

			ADDITIONAL	TOTAL	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	EQUITY (DEFICIT)

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	1,250	99,990	(113,450)	(12,210)

Issuance of Common Stock on
April 23, 2007 (Note 4)	70,000	70	69,930	-	70,000

Issuance of Common Stock on
August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on
August 16, 2007 (Notes 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation
September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net (Loss)	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$(399,657)	$83,666

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM
	FOR THE YEAR	FOR THE YEAR	MARCH 18, 2005
	ENDED	ENDED	(INCEPTION) TO
	DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(286,207)	$(85,220)	$(399,657)

Adjustments for non-cash items:
Amortization expense	15,484	-	15,484
Issuance of stock for interest payable	2,823	-	2,823
Issuance of stock for services rendered	29,260	-	29,260

Changes in assets and liabilities:
Decrease (Increase) in deferred offering costs	77,188	(5,963)	(17,810)
Accounts payable	14,122	(1,287)	14,781
Accrued expenses	528	-	588

Net Cash (Used) by Operating Activities	(146,802)	(92,470)	(354,531)

CASH FLOWS FROM INVESTING ACTIVITES:
Acquisition of Latigo Shore Music, Inc. (Note 4)	(29,964)	-	(29,964)

Net Cash (Used) by Investing Activities	(29,964)	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance in common stock	-	-	101,240
(Repayment) of loan payable	(34,000)	-	(34,000)
Proceeds from issuance of loan payable to officer	160,000	105,000	280,000
Proceeds from issuance of note payable	75,000	-	75,000
Decrease (Increase) in restricted cash	126,635	(126,635)	-
(Decrease) Increase in subscription payable	(126,635)	126,635	-

Net Cash Provided (Used) by Financing Activities	201,000	105,000	422,240

NET INCREASE IN CASH	24,234	12,530	37,745

CASH AT BEGINNING OF PERIOD	13,511	981	-

CASH AT END OF PERIOD	$37,745	$13,511	$37,745

Cash Paid During the Period Year for:
Interest	$4,462	$-	$4,462
Income taxes	$60	$1,647	$1,707

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock valued at $1.00 per share (Note 4)	$70,000	$-	$70,000

The Company issued 104,500 shares of common stock
valued at $0.28 per share for services rendered. (Note 2)	$29,260	$-	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$282,823	$-	$282,823

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. With the acquisition of Latigo Shore Music, Inc. (Latigo) as a subsidiary, the Company has commenced operations and has become operational.. The Company qualifies as a development stage company as it has not generated significant revenues. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date. The Company is in the development stage and as of December 31, 2007, the Company has an accumulated deficit of $399,657.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. Management plans to fund operations by raising additional capital through equity or debt financing, until operations become profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DEFERRED OFFERING COSTS

In accordance with the SEC Staff Accounting Bulletin Topic 5A, deferred offering costs, consisting of legal, accounting and filing fees relating to the offering have been expensed as of December 31, 2007. The Company’s management determined that a qualifying business combination would not occur prior to May 2, 2007, therefore, wrote-off to expense, offering costs which had previously been deferred related to their offering (See Note 2).

The Company is in the process of filing a registration statement on Form SB-2 with the SEC. Costs consisting of legal, accounting and filing fees are being deferred in accordance with SEC Staff Accounting Bulletin Topic 5A. As of December 31, 2007, costs relating to this filing are $17,810.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

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

RESTATEMENT OF FINANCIAL STATEMENTS IN CORRECTION OF ERRORS

The Company restated its Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders’ Equity, and Consolidated Statement of Operations to correct errors in accordance with the requirements of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Correction, (“SFAS No. 154”).

The Company incorrectly classified subscription payable in the cash flows from operating activities section of its Consolidated Statement of Cash Flows. Subscription payable was reclassified to the Cash Flows from Financing Activities section of the Consolidated Statement of Cash Flows as it related to the issuance of Company stock. Additionally, the Company incorrectly classified deferred offering costs in the Cash Flows from Financing Activities section of its Consolidated Statement of Cash Flows. Deferred offering costs were reclassified in the Cash Flows from Operating Activities section of the Consolidated Statement of Cash Flows as these costs were expensed during the period presented in these financial statements.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2007, the FASB revised SFAS No. 141, “Business Combinations.” This revised statement establishes requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed, noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. It also determines the necessary information that the acquirer discloses in its financial statements in relation to this business combination. The effective date of this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is not expected to have a significant effect on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” This statement requires that reporting entities account for, report and disclose a non controlling interest in a subsidiary. This improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company prepares consolidated financial statements to account for its investment in Latigo Shore Music, Inc. However, this statement does not currently affect the Company as it wholly owns its subsidiary.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company will apply SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) to account for these shares issued. According to SFAS No. 123R, issuance of equity instruments for services received are based on the fair value of the equity instruments issued or on the fair value of the services received, whichever is a more reliable measure. The Company used the value of its common stock shares to account for this transaction. The value of its shares is deemed more reliable as it was obtained from the valuation of an unrelated valuation specialist.

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

The Company, in its development stage, does not have a history of operations. Subsequently, determining the fair value of our common stock requires making complex and subjective judgments. The valuation of the per share value of the Company’s common stock was determined contemporaneously by the Board of Directors, in its best judgment. Over the past year, the Company’s share valuation has fluctuated in response to the Company’s varying business condition.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 2 - STOCKHOLDERS’ EQUITY (CONTINUED)

Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value
Significant factors and assumptions used in determining the Company’s fair value of its common stock include, future prospects for business, economic conditions of the music industry, debt restructuring, availability of capital resources, and cancellation of outstanding shares of common stock.

Significant Factors contributing to the Difference between Fair Value as of the Date of Each Grant and Estimated IPO Price
In April 2007 the Company acquired Latigo Shore Music, Inc. which business had been valued at $100,000 by an independent business appraisal firm. In light of the perceived future potential of Latigo’s music inventory and industry experience of Latigo’s President, the Company and Latigo’s President agreed on a per share valuation of $1.00 per share of the Company’s common stock. This valuation was determined after arms-length negotiations between the Company and Latigo and was accepted as a fair valuation by the parties to this transaction.

In August 2007, the Company’s ability to continue operations was in question and a restructuring of debt was deemed imperative. The Board considered the then net worth of the Company, the reduced prospects for business at the time, the general economic conditions in the music industry and the subjective value related to development stage companies. Faced with these circumstances, the Board determined a significantly reduced value of $0.28 per share was justified. In October 2007, the Company obtained a retrospective independent valuation of the Company’s stock as of August 16, 2007 of $0.28 per share thus supporting the Board’s valuation. An unrelated valuation specialist performed this independent valuation.

In October 2007, when the public offering price was being considered, the Company had recently significantly restructured its debt, had reduced the number of outstanding shares and had received additional loans from its President. In addition, by late 2007, the Company was seeing increased interest in Latigo’s business and music catalog thus enhancing the prospects for business. These internal and external factors, along with the fact that shares offered in the proposed initial public offering (“IPO”) would be freely tradable, convinced the Board that the fair valuation of the Company’s stock in the public offering should be $0.75 per share. Although it is reasonable to expect that the completion of the IPO will add value to the shares because they will have increased liquidity and marketability, the amount of additional value can be measured with neither precision nor certainty.

The Company’s business prospects and capitalization have been fluid from month to month and period to period. The Board of Directors, in setting fair values on stock issuances, uses its best judgment to evaluate the then current business condition and prospects for the Company and its industry and determines stock valuation to reflect current business conditions and prospects. Consequently, as business conditions have fluctuated over the past 12 months, so has the Company’s stock valuation as determined by the Board. Future variations in the Company’s stock price should be anticipated.

NOTE 3 - RELATED PARTY TRANSACTIONS

On August 16, 2007, the Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to him. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers. The $280,000 owed to Mr. Farar was comprised of the $170,000 loan to the Company, including $50,000 on March 30, 2007, pursuant to the Agreement to Advance Funds dated September 21, 2005 and the $110,000 loan to the Company in accordance with the 6% Subordinated Convertible Promissory Note on April 26, 2007.

Mr. Yale Farar, President, had loaned the Company $170,000, including $50,000 on March 30, 2007, pursuant to the terms of the Agreement to Advance Funds dated September 21, 2005, as amended. The Company used these funds to make payments for its general and administrative expenses and deferred offering costs. Pursuant to the terms of the Agreements to Advance Funds dated September 21, 2005, as amended, the loans were on an interest-free basis, documented by promissory notes and payable only upon consummation of a merger transaction or Event of Default, as defined by the promissory notes.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

On November 13, 2007, Brooktide, LLC loaned the Company $75,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.375 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses  arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry. Additionally, the proceeds of the Note were used to pay for costs relating to its registration statement with the SEC, which are being deferred in accordance with SEC Staff Accounting Bulletin Topic 5A. The amount of deferred offering costs were $17,810, as of December 31, 2007.

Based on a presumed share value of $.28 per share and a conversion price of $.375, the convertibility does not appear to be a beneficial conversion feature as defined in EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion (“EITF 98-5”) and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). Further, per EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the debt appears to meet the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

Additionally, Brooktide, LLC owns a controlling interest in the Company’s common stock. Mr. Farar, the President of Rokwader, is the sole manager of Brooktide, LLC. As a sole manager, Mr. Farar, has voting and investment power over the shares owned by Brooktide, LLC.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. In addition, music studio facilities are provided to us at no cost by Mr. Dorff, director and President of Latigo. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities, such that they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - ACQUISITION OF LATIGO SHORE MUSIC, INC.

The Company completed the acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc., a Delaware corporation (“Latigo”) on April 23, 2007. The acquisition was effected pursuant to the terms of a Revised Securities Exchange Agreement entered into on April 20, 2007, by and between the Company and Latigo. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of Latigo for 70,000 shares of Rokwader common stock (aggregating approximately 5.3% of its issued and outstanding common stock) plus a promissory note in the amount of $30,000. The note was paid off April 27, 2007. Steve Dorff, the sole Latigo shareholder, will also be entitled to receive up to an additional 200,000 shares of the Company’s common stock based upon an earn-out provision in the Agreement. According to this earn-out provision, Mr. Dorff will be entitled to the additional shares if the Net Profits, before taxes, of Latigo from the date of closing through December 31, 2008 are as follows.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 - ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

a.	Net Profits exceed $500,000, Steve Dorff shall receive 50,000 shares
b.	Net Profits exceed $1,000,000, Steve Dorff shall receive an additional 50,000 shares
c.	Net Profits exceed $1,500,000, Steve Dorff shall receive an additional 50,000 shares
d.	Net Profits exceed $2,000,000, Steve Dorff shall receive an additional 50,000 shares

The Company will apply SFAS No. 141, Business Combinations (“SFAS No. 141”) to account for the additional shares issued. According to SFAS No. 141, if the Net Profits exceed the amounts outlined by the earn-out provision and the Company issues the additional shares of Rokwader common stock, the Company will record the fair value of the shares issued as an additional cost of the acquisition of Latigo.

The Company acquired Latigo Shore Music, Inc. which business had been valued at $100,000 by an independent business appraisal firm. In light of the perceived future potential of Latigo’s music inventory and industry experience of Latigo’s President, the Company and Latigo’s President agreed on a per share valuation of $1.00 per share of the Company’s common stock. This valuation was determined after arms-length negotiations between the Company and Latigo and was accepted as a fair valuation by the parties to this transaction. The valuation of the per share value of the Company’s common stock was determined by the Board of Directors, in its best judgment. Without the benefit of a history of operations, the factors considered by the Board of Directors were the net worth of the Company, the prospects for business, the economic condition of the music industry and the subjective value related to development stage companies. The Board did not base their valuation of the common shares on any one assumption or methodology.

The Company’s primary reason for acquiring Latigo is to develop a production company for the purpose of creating viable entertainment assets. One of Latigo’s major functions will be to discover new musical talent. With the new talent, Latigo can make Master quality recordings and function as a conduit either selling or leasing such recordings to major record companies and distributors.

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

In accordance with Statement of Financial Accounting Standards No. 50, Financial Reporting in the Record and Music Industry (“SFAS No. 50”), the costs of a record master can be reported as an asset if the past performance and current popularity of the artist provides a sound basis for estimating that cost will be recovered from future sales.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 - ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

The Company amortized the master compact disks cost primarily because Mr. Dorff composed and performed the songs in the master compact disks. Mr. Dorff’s past accomplishments, his standing in the music industry, and the popularity of his music, provided the Company a sound basis for estimating that the $30,000 in costs for the master compact disks will be recovered from future sales and therefore, should be reported as assets. The Company will amortize the costs of the master compact disks over their estimated useful life based on projected net revenues. The Company projects to generate revenues from the master compact disks for a minimum of 10 years based on Mr. Dorff’s past accomplishments and the ability of recorded music to generate revenues for long periods of time. Therefore, the Company estimated the useful life of the master compact disks to be 10 years.

Latigo was incorporated in the State of Delaware on November 29, 2006. If the operating results of Latigo had been included in Rokwader, Inc. for the years ended December 31, 2006 and 2007, the pro forma consolidated statement of operations would be as follows:

	For the Year Ended
	2007	2006
Pro forma revenue	$6,500	$-
Pro forma expenses	300,645	86,246
Pro forma net (Loss)	$(294,145)	$(86,246)
Pro forma net (Loss) per common
share - basic	(0.18)	(0.07)
Pro forma weighted average number
of common shares outstanding	1,591,041	1,320,000

NOTE 5 - INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

Current:
Federal	$-0-
State	-0-

Deferred:
Net change in deferred tax assets:
Federal	-0-
State	-0-

$-0-

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 5 - INCOME TAXES (CONTINUED)

As of December 31, 2007 the Company has incurred $400,000 of start-up expenses amortizable over 15 years. Of this amount, $29,000 consists of expenses for services provided to the Company in exchange for shares of the Company’s common stock, creating a temporary difference. The Company has recorded a deferred tax asset of $136,000. As of December 31, 2007 the Company has no history of operations, accordingly, the $136,000 tax benefit for the start-up expenses has been offset by a $136,000 valuation allowance.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 and 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2006 and 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of December 31, 2006 and 2007.

ITEM 8A(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Yale Farar	69	President and Director	2005
Mitchell W. Turk	52	Chief Financial Officer, Secretary and Director	2005
Gary Saderup	56	Director	2005
Steve Dorff	58	Director and President of Latigo Shore Music, Inc.	2007

Yale Farar, President and Director, has been an active private investor for over thirty years, specializing in corporate development. Since April 1996, Mr. Farar has also been the manager and principal owner of Brooktide, LLC, the controlling stockholder of Rokwader. Brooktide, LLC is owned by, and engages in investment and financial management for Mr. Farar. No other company affiliated with Mr. Farar, other than Brooktide, LLC, has any relationship with Rokwader.

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

Gary Saderup, Director, has been an active artist, publisher and independent businessman for over 29 years. Through his company, Gary Saderup, Inc., formed in December 1994, Mr. Saderup has sold his work internationally, including in Japan, Australia, South Africa, the U.K., Germany and Canada, as well as within the U.S. Mr. Saderup studied at Brigham Young University, the University of Hawaii, and the Art Center College of Design. Mr. Saderup has also previously worked as a professional actor and director. Mr. Saderup is also co-owner of a theatrical production company in Ventura County, California. Through this company he has produced and starred in three theatrical productions in the past few years.

Steve Dorff, the President of Latigo, is a long-time composer and producer. Mr. Dorff is a three-time Grammy nominee and has often been on the nation's top music charts. His résumé includes nine #1 film songs and 15 Top 10 hits, including the Kenny Rogers' classic "Through the Years", a BMI 3 million performance song, as well as "I Just Fall In Love Again ", the Anne Murray record that captured Billboard's #1 Song Of The Year honors. His many songs have been sung by some of the greatest artists of our time including Barbra Streisand, Celine Dion, Whitney Houston, George Strait, Vanessa Williams and others. Emmy Nominee for five television compositions, his credits include such stalwarts as "Murphy Brown" and "Murder She Wrote". He has also contributed to various television series’ like "Growing Pains", "Alien Nation", "Spenser: for Hire", "Major Dad", "Columbo", "Reba", and "Rodney". His many TV and cable movie credits include the Emmy nominated CBS mini-series "Elvis", the Hallmark Hall of Fame "Rose Hill", the animated Christmas classic "Annabelle's Wish", "Babe Ruth", "The Quick and The Dead", "Moonshine Highway" and "The Defiant Ones". Mr. Dorff’s many movie songs and scores have been featured in "Bronco Billy", "Blast from the Past", "Rocky IV", "Pure Country", "Tin Cup", "Michael", "Dudley Do-Right", "Dancer, Texas", "The Last Boy Scout", "Curly Sue" and "Honky Tonk Man". Mr. Dorff currently has two projects that are being developed for the musical theater: "Josephine" (The Josephine Baker Story) and "Pure Country" (The Musical).

Directors serve for a one-year term. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors are acting on behalf of or will act at the direction of any other person.

Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Turk who serves as chairman and Mr. Saderup. Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested "audit committee financial expert" under the federal securities laws. We hope to be able to fill these positions in 2008.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation and nominations to the board of directors.

Code of Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the FINRA Rules.

Indemnification of Executive Officers and Directors

The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article VII of our Certificate of Incorporation states that we may provide indemnification of our agents, including our officers and directors to the maximum extent permitted by the Delaware Corporation Law. In the event that a claim for indemnification (other than the payment by us of expenses incurred or paid by our sole director and officer in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is appropriate and will be governed by the final adjudication of such issue.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. All of the required Form 3's and up to date Form 4's for the directors have been filed with the SEC. There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements.

Item 10.	Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer during the last two fiscal years ended December 31, 2006 and 2005. No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary compensation table

	Annual Compensation					Long Term Compensation
						Awards		Payout
	Year		Salary	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout ($)	All Other Compensation

Yale Farar	2007		0	0	0	0	0	0	0
President	2006	(1)	0	0	0	0	0	0	0

Mr. Farar has provided services to us at no charge during the early stages of our business. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Employment Agreement

Rokwader does not currently pay any compensation to its officers or directors. On February 1, 2007, Latigo entered into an employment agreement with Steve Dorff. Under the terms of the agreement, and for a period of two years, Mr. Dorff will provide Latigo, on a non-exclusive basis, services for the exploitation of musical compositions owned or controlled by Latigo and for the operation of an artist development production company. Nothing shall prevent Mr. Dorff from acting as a producer of musical scores for television and film, and providing his services as a record producer for recording artists signed to record labels. Mr. Dorff will be paid a performance based compensation of 38% of all income earned by Latigo from the results of Mr. Dorff’s employee services less all operating expenses, including general and administrative expenses, incurred by Latigo.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year. Although we have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments, we issued, in August, 2007, 32,000 shares, 17,500 shares and 30,000 shares to Messrs. Turk, Saderup and Dorff, respectively, for their past services as directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of December 31, 2007 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

		Percentage of Outstanding Common Stock
	Shares Beneficially	Prior to	After Offering
Name and Address of Beneficial Owner (1)	Owned	Offering	Minimum	Maximum
Brooktide, LLC (2)	1,690,214	89.9%	77.5%	65.5%
Yale Farar (3)	1,690,214	89.9%	77.5%	65.5%
Mitchell W. Turk (4)	40,000	2.1%	1.8%	1.6%
Gary Saderup (4)	25,000	1.3%	1.1%	1.0%
Steve Dorff (4)	100,000	5.3%	4.6%	3.9%
Officers and Directors (4 persons)	1,855,214	98.6%	85.0%	72.0%

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23950 Craftsman Road, Calabasas, CA 91302.

(2)	The address for Brooktide, LLC is 2050 Russett Way, Carson City, Nevada 89703. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar.

(3)
These shares are held in the name of Brooktide, LLC of which Yale Farar, Rokwader’s President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.

(4)	Individual has sole voting and investment power over such shares.

Item 12.	Certain Relationships and Related Transactions

On March 30, 2005, our founders purchased an aggregate of 1,250,000 shares of our common stock for an aggregate cash consideration of $101,240. No other assets, services or other consideration was received by the Company from any of our founders.

Nothing of value has been paid by the Company to any of our founders.

Mr. Farar is our President and Director and is the principal beneficial owner of Brooktide, LLC, a Nevada limited liability company which owns 1,690,214 shares of our common stock.

On August 16, 2007 the Company issued 104,500 shares of its common stock to three of its directors and one outside contractor for services rendered to the Company. In addition, on August 16, 2007, the Registrant issued 1,000,000 shares of its common stock to Brooktide, LLC, in full satisfaction of $280,000 plus interest owed to Brooktide, LLC. The $280,000 owed to Brooktide, LLC was comprised of the $170,000 loan to the Company pursuant to the Agreement to Advance Funds dated September 21, 2005, and amendments thereto, and a $110,000 loan to the Company in accordance with a 6% Subordinated Convertible Promissory Note.

On September 26, 2007, in order to provide a fair and reasonable percentage in ownership of the Company and a fair and reasonable share price for potential future investors, the Company adjusted its capitalization. The Company received, from Brooktide, LLC, 544,286 shares of common stock for cancellation. The Company cancelled and returned the shares of common stock to authorized but unissued status.

All of the individuals and entities receiving the Company’s common stock are “accredited” investors. The shares of common stock are all restricted shares and the stock certificates have been affixed with a legend restricting sales and transfers. The Registrant issued the common stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended.

On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

We currently use the offices and music recording studio of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

Item 13.	Exhibits and Reports on Form 8-K

EXHIBITS:
2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

4.1 (2)	Specimen Certificate of Common Stock

4.2 (7)	Escrow Agreement

10.2 (2)	Agreement to Advance Funds by Yale Farar

10.3 (3)	Second Amendment to the Agreement to Advance Funds by Yale Farar dated December 4, 2006

10.4 (3)	Promissory Note dated December 4, 2006 in favor of Yale Farar

10.5 (1)	Addendum to Agreement to Advance Funds by Yale Farar dated March 27, 2007

10.6 (1)	Memorandum of Understanding between Ask Street Music, LLC and Latigo Shore Music, Inc. dated January 25, 2007

10.7 (1)	Employment Agreement between Steve Dorff and Latigo Shore Music, Inc. dated February 1, 2007

10.8 (1)	Letter Agreement between Latigo Shore Music, Inc. and Jon Estep dated February 13, 2007

10.9 (1)	Fair Market Valuation Opinion and Report dated March 30, 2007 re: Latigo Shore Music, Inc.

10.10 (5)	6% Subordinated Convertible Promissory Note dated April 26, 2007

10.11 (6)	Convertible Promissory Note dated November 13, 2007

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed April 27, 2007
(6)	Filed as an exhibit to Registrant’s Form 8-K filed November 13, 2007
(7)	Filed as an exhibit to Registrant’s Form SB-2 filed December 6, 2007

FORM 8-K:

Form 8-K filed on November 14, 2008, with respect to a loan from an affiliate to the Company.

Item 14.	Principal Accountant Fees and Services.

During the last two fiscal years, Stonefield Josephson, Inc., the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2007, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2007.

	Year ended December 31,
	2007	2006

Audit Fees		$$34,022

Audit-Related Fees	$--	$--

Tax Fees	$--	$--

All Other Fees	$--	$--

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Stonefield Josephson, Inc. Prior to the engagement of Stonefield Josephson, Inc. for any non-audit or non-audit related services, the Board must conclude that such services are compatible with Stonefield Josephson, Inc.’s independence as our auditors.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2008.

ROKWADER, INC.

By:	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Yale Farar	Dated: April 14, 2008
Yale Farar
President (Principal Executive Officer) and Director

/s/ Mitchell W. Turk	Dated: April 14, 2008
Mitchell W. Turk
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Gary Saderup	Dated: April 14, 2008
Gary Saderup
Director

/s/ Steve Dorff	Dated: April 14, 2008
Steve Dorff
Director and President of Latigo Shore Music, Inc.

EXHIBIT INDEX

Exhibit	Item
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
3.2	By-Laws (filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
4.1	Specimen Certificate of Common Stock (filed as Exhibit 4.1 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.2	Escrow Agreement (filed as Exhibit 4.2 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.3	Amendment to Escrow Agreement (filed as Exhibit 4.3 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.4	Registration Rights Agreement (filed as Exhibit 4.4 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.2	Agreement to Advance Funds by Yale Farar (filed as Exhibit 10.2 to the Company’s Amended registration statement on Form SB-2 as filed on September 28, 2005, and incorporated by reference herein)
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

10.5	Second Amendment to the Agreement to Advance Funds dated December 4, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein)
10.6	Promissory Note dated December 4, 2006 in favor of Yale Farar (filed as Exhibit 10.2 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein)
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

II-4