Form 10-Q
period 2008-03-31
ROKWADER, INC.
filed 2008-05-19
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-125314

ROKWADER, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	7929 (Primary Standard Industrial Classification Code Number)	73-1731755 (I.R.S. Employer Identification No.)

23950 Craftsman Road
Calabasas, CA 91302
(Address of principal executive offices)
(818) 224-3675
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May __, 2008 was 1,880,214.

TABLE OF CONTENTS

PART I.
Item 1. Financial Statements.	4
CONSOLIDATED BALANCE SHEETS	4
CONSOLIDATED STATEMENTS OF OPERATIONS	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	7
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3. Quantitative and Qualitative Disclosures About Market Risks.	17
Item 4T. Controls and Procedures	17
PART II.
Item 1. Legal Proceedings.	19
Item 1A. Risk Factors.	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3. Defaults Upon Senior Securities.	19
Item 4. Submission of Matter to Vote of Security Holders.	19
Item 5. Other Information.	19
Item 6. Exhibits.	19
SIGNATURES	20
EXHIBIT INDEX	21
Certification of CEO Pursuant to Rule 15d-14(a)
Certification of CFO Pursuant to Rule 15d-14(a)
Certification of CEO and CFO Pursuant to Section 1350

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

 Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I.

Item 1.	Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	MARCH 31,	DECEMBER 31,
	2008 (UNAUDITED)	2007
ASSETS

CURRENT ASSET:

Cash (Note 1)	$8,547	$37,745

TOTAL CURRENT ASSET	8,547	37,745

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $21,126 and $15,484, respectively	71,174	76,816
Goodwill (Note 4)	41,664	41,664
Deferred Offering Cost (Note 1)	42,836	17,810

TOTAL OTHER ASSETS	155,674	136,290

TOTAL ASSETS	$164,221	$174,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$42,440	$14,781
Accrued Expenses	1,713	588
Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	119,153	90,369

TOTAL LIABILITIES	119,153	90,369

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 1,880,214 shares issued and outstanding	1,881	1,881
Additional Paid-In Capital	481,442	481,442
(Deficit) Accumulated During Development Stage	(438,255)	(399,657)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	45,068	83,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,221	$174,035

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	THREE MONTHS ENDED	THREE MONTHS ENDED	(INCEPTION)
	MARCH 31, 2008	MARCH 31, 2007	TO MARCH 31, 2008

REVENUE	$-	$-	$6,500

EXPENSES
General and Administrative	38,598	173,883	444,755

NET (LOSS)	$(38,598)	$(173,883)	$(438,255)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.02)	$(0.14)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,880,214	1,250,000	1,406,806

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

				(DEFICIT)
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on April 23, 2007 (Note 4)	70,000	70	69,930	-	70,000

Issuance of Common Stock on August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net (Loss)	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	1,881	481,442	(399,657)	83,666

Net (Loss)
BALANCE, MARCH 31, 2008	-	-	-	(38,598)	(38,598)
	1,880,214	1,881	481,442	(438,255)	45,068

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD FROM
	THREE MONTHS	THREE MONTHS	MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	MARCH 31, 2008	MARCH 31, 2007	TO MARCH 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,598)	$(173,883)	$(438,255)
Adjustments for non-cash items:
Amortization expense	5,642	-	21,126
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	-	-	29,260

Changes in assets and liabilities:
Deferred offering costs	(25,026)	94,998	(42,836)
Accounts payable	27,659	19,577	42,440
Accrued expenses	1,125	10,781	1,713

Net Cash Used for Operating Activities	(29,198)	(48,527)	(383,729)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	-	(29,964)

Net Cash Used for Investing Activities	-	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	101,240
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	50,000	280,000
Proceeds from issuance of note payable	-	-	75,000
(Decrease) in restricted cash	-	(1,229)	-
Increase in subscription payable	-	1,229	-

Net Cash Provided by Financing Activities	-	50,000	422,240

NET INCREASE/ (DECREASE) IN CASH	(29,198)	1,473	8,547

CASH AT BEGINNING OF PERIOD	37,745	13,511	-

CASH AT END OF PERIOD	$8,547	$14,984	$8,547

Cash Paid During the Period for:
Interest	$1,057	$-	$5,519
Income taxes	$60	$60	$1,767

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock (Note 4) valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date. The Company is in the development stage and as of March 31, 2008, the Company has an accumulated deficit of $438,255.

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

DEFERRED OFFERING COSTS

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 that the Securities and Exchange Commission declared effective on November 2, 2005. In accordance with the SEC Staff Accounting Bulletin Topic 5A, deferred offering costs, consisting of legal, accounting and filing fees relating to this offering have been expensed as of March 31, 2008. The Company’s management determined that a qualifying business combination would not occur prior to May 2, 2007, therefore, wrote-off to expense, offering costs which had previously been deferred related to this offering (See Note 2).

The Company filed a registration statement on Form S-1 with the SEC on December 6, 2007. The registration statement was declared effective by the SEC on May 13, 2008. Costs consisting of legal, accounting and filing fees are being deferred in accordance with SEC Staff Accounting Bulletin Topic 5A. As of March 31, 2008, costs relating to this filing are $42,836.

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
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an amendment of FASB No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This statement is not expected to have a significant effect on the financial statements of the Company.

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
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement, an amendment of FASB No. 133, increases the amount of information that an entity is required to disclose in regards to its derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning November 15, 2008 and early application is encouraged. This statement is not expected to have a significant effect on the financial statements of the Company.

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

On September 26, 2007, in order to provide a fair and reasonable percentage in ownership of the Company and a fair and reasonable share price for potential future investors, the Company adjusted its capitalization. The Company received, from Brooktide, LLC (a company controlled by Mr. Yale Farar) 544,286 shares of common stock for cancellation. The Company cancelled and returned the shares of common stock to authorized but unissued status.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS’ EQUITY (CONTINUED)

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
(A DEVELOPMENT STAGE COMPANY)

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

On November 13, 2007, Brooktide, LLC loaned the Company $75,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.375 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry. Additionally, the proceeds of the Note were used to pay for costs relating to its registration statement with the SEC, which are being deferred in accordance with SEC Staff Accounting Bulletin Topic 5A. The amount of deferred offering costs were $42,836 as of March 31, 2008.

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

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. In addition, Mr. Dorff, director and President of Latigo provides music studio facilities to us at no cost. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities, such that they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

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
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

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

Latigo was incorporated in the State of Delaware on November 29, 2006. If the operating results of Latigo had been included in Rokwader, Inc. for the three month period ended March 31, 2008 and 2007, the pro forma consolidated statement of operations would be as follows:

	Three Months Ended
	March 31,
	2008	2007

Pro forma revenue	$-	$-

Pro forma expenses	38,598	177,560

Pro forma net (Loss)	$(38,598)	$(177,560)

Pro forma net (Loss) per common share - basic	(0.02)	(0.13)

Pro forma weighted average number of common shares outstanding	1,880,214	1,320,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Latigo’s initial period from inception (November 2, 2006) through December 31, 2006 reflects minimal business activities. For the first month Latigo worked on its business model and began negotiating for musical assets, music catalogues and new musical talent. On January 19 and 25, 2007 Latigo acquired two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107-song music catalogue, respectively. In early February 2007, Latigo signed a new musical talent, a singer/songwriter. Latigo will produce demo recordings and attempt to get a recording agreement with a larger record company for that singer/songwriter. During the quarter ended June 30, 2007, three of the titles from the Latigo catalog, “When The Hero Dies”, “The Best Things In Life”, and “More Than Ever” have been recorded by legacy artist BJ Thomas for inclusion in the upcoming film “Jake’s Corner”. The movie should be released in the latter part of 2008. Although there is no assurance, the Company believes that there could be a soundtrack CD, containing the Company’s three songs, released in conjunction with the release of the movie.

Latigo projects expenses associated with its business over the remainder of 2008 to be approximately $90,000. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the latter part of 2008.

Costs and Resources

During the remainder of 2008, we anticipate incurring costs of approximately $75,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($8,547 as of March 31, 2008), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, proceeds from our current public offering, deferral of fees by certain service providers, if necessary, and revenues from operations. On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

On December 6, 2007, the Company filed a registration statement with the SEC for the sale of its common stock to raise up to $525,000 in new capital. The registration statement was declared effective by the SEC on May 13, 2008. There is no assurance that this new stock offering will be successful or completed.

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

Results of Operation for the three months ended March 31, 2008 and 2007

During the three months ended March 31, 2008 and 2007, the Company had no revenues. During the three months ended March 31, 2008, the Company incurred general and administrative expenses of $38,598 consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-KSB. During the first three months of 2007 the Company incurred general and administrative expenses of $173,883 consisting primarily of expenses related to the Company’s search for a suitable business to acquire and entering into an agreement to acquire Latigo as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(38,598) and $(173,883) for the periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008 the Company had stockholders’ equity of $45,068 compared to a stockholders’ deficit of $(186,093) as of March 31, 2007.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of March 31, 2008, we had an accumulated deficit of $438,255. As of March 31, 2008, we had cash of $8,547 and working capital deficit of $110,606.

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

Off-balance Sheet Arrangements

Since our inception through March 31, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 and 2008, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matter to Vote of Security Holders.

None

Item 5.	Other Information.

Subsequent to the end of the first quarter, in May 13, 2008, our registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. As a result, we will commence offering up to 700,000 shares of our common stock at a price of $0.75 per share.

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

ROKWADER, INC.

Date: May 19, 2008	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: May 19, 2008	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002