Form 10-Q
period 2008-06-30
ROKWADER, INC.
filed 2008-08-14
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 14, 2008 was 2,198,718.

TABLE OF CONTENTS

PART I.
Item 1. Financial Statements-(Unaudited)
CONSOLIDATED BALANCE SHEETS	4
CONSOLIDATED STATEMENTS OF OPERATIONS	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	7
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3. Quantitative and Qualitative Disclosures About Market Risks.	19
Item 4T. Controls and Procedures
PART II.	20
Item 1. Legal Proceedings.	20
Item 1A. Risk Factors.	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3. Defaults Upon Senior Securities.	20
Item 4. Submission of Matter to Vote of Security Holders.	20
Item 5. Other Information.	20
Item 6. Exhibits.	20
SIGNATURES	21
EXHIBIT INDEX	22
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

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	JUNE 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)

CURRENT ASSET:

Cash (Note 1)	$7,462	$37,745
Restricted Cash (Note 1 & 2)	150,278	-
Prepaid Insurance	16,500	-

TOTAL CURRENT ASSET	174,240	37,745

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $26,768 and $15,484, respectively	65,532	76,816
Goodwill (Note 4)	41,664	41,664
Deferred Offering Cost (Note 1)	66,127	17,810

TOTAL OTHER ASSETS	173,323	136,290

TOTAL ASSETS	$347,563	$174,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$59,427	$14,781
Accrued Expenses	2,838	588
Insurance Payable	12,850	-
Credit Card Payable	29,336	-
Related Party Note Payable (Note 3)	75,000	75,000
Subscription Payable (Note 2)	150,278	-

TOTAL CURRENT LIABILITIES	329,729	90,369

TOTAL LIABILITIES	329,729	90,369

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 1,880,214 shares issued and
outstanding	1,881	1,881
Additional Paid-In Capital	481,442	481,442
(Deficit) Accumulated During Development Stage	(465,489)	(399,657)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	17,834	83,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$347,563	$174,035

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION)
	JUNE 30, 2008	JUNE 30, 2007	JUNE 30, 2008	JUNE 30, 2007	TO JUNE 30, 2008

REVENUE	$-	$-	$-	$-	$6,500

EXPENSES
General and Administrative	27,035	43,862	65,832	217,745	471,989

NET (LOSS)	$(27,035)	$(43,862)	$(65,832)	$(217,745)	$(465,489)

NET (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.03)	$(0.04)	$(0.17)	$(0.32)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,880,214	1,302,308	1,880,214	1,276,298	1,442,837

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

				(DEFICIT)
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on
April 23, 2007 (Note 4)	70,000	70	69,930	-	70,000

Issuance of Common Stock on
August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on
August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation
September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net (Loss)	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	1,881	481,442	(399,657)	83,666

Net (Loss)
BALANCE, JUNE 30, 2008	-	-	-	(65,832)	(65,832)
	1,880,214	1,881	481,442	(465,489)	17,834

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	SIX MONTHS ENDED	SIX MONTHS ENDED	(INCEPTION)
	JUNE 30, 2008	JUNE 30, 2007	TO JUNE 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,832)	$(217,745)	$(465,489)
Adjustments for non-cash items:
Amortization expense	11,284	4,200	26,768
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	-	-	29,260

Changes in assets and liabilities:
Prepaid Insurance	(16,500)		(16,500)
Deferred offering costs	(48,317)	94,998	(66,127)
Accounts payable	44,646	3,347	59,427
Accrued expenses	2,250	(60)	2,838
Insurance Payable	12,850	11,297	12,850
Credit Card Payable	29,336	-	29,336

Net Cash Used for Operating Activities	(30,283)	(103,963)	(384,814)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	(29,964)	(29,964)

Net Cash Used for Investing Activities	-	(29,964)	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	101,240
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	160,000	280,000
Proceeds from issuance of note payable	-	-	75,000
Increase in restricted cash	(150,278)	126,635	(150,278)
Increase in subscription payable	150,278	(126,635)	150,278

Net Cash Provided by Financing Activities	-	160,000	422,240

NET INCREASE/ (DECREASE) IN CASH	(30,283)	26,073	7,462

CASH AT BEGINNING OF PERIOD	37,745	13,511	-

CASH AT END OF PERIOD	$7,462	$39,584	$7,462

Cash Paid During the Period for:
Interest	$3,365	$240	$10,813
Income taxes	$60	$-	$1,856

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock (Note 4) valued at	$-	$70,000	$70,000

The Company issued 104,500 shares of common stock for
services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date. The Company is in the development stage and as of June 30, 2008, the Company has an accumulated deficit of $481,989.

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

DEFERRED OFFERING COSTS

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 that the Securities and Exchange Commission declared effective on November 2, 2005. In accordance with the SEC Staff Accounting Bulletin Topic 5A, deferred offering costs, consisting of legal, accounting and filing fees relating to this offering have been expensed as of June 30, 2007. The Company’s management determined that a qualifying business combination would not occur prior to May 2, 2007, therefore, wrote-off to expense, offering costs which had previously been deferred related to this offering (See Note 2).

The Company filed a registration statement on Form S-1 with the SEC on December 6, 2007. The registration statement was declared effective by the SEC on May 13, 2008. Costs consisting of legal, accounting and filing fees are being deferred in accordance with SEC Staff Accounting Bulletin Topic 5A and will be offset against the proceeds received in August 2008. As of June 30, 2008, costs relating to this filing are $66,127. As of July 17, 2008, the Company had achieved a minimum offering as further explained in note 5.

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

RESTRICTED CASH

The balance of $150,278 in the restricted cash account consists of the proceeds from the Company’s sale of 200,371 registered shares of its common stock at a price of $0.75 per share. The Company is required to deposit all the proceeds of the offering into an escrow account, until a minimum of 300,000 shares are sold. See further discussion in note 2.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” - Including an amendment of FASB No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This statement did not have a significant effect on the financial statements of the Company.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB revised SFAS No. 141(R), “Business Combinations.” This revised statement establishes requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed, noncontrolling interest in the acquiree, and the goodwill acquired in the business combination. It also determines the necessary information that the acquirer discloses in its financial statements in relation to this business combination. The effective date of this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is not expected to have a significant effect on the financial statements of the Company.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement, an amendment of FASB No. 133, increases the amount of information that an entity is required to disclose in regards to its derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning November 15, 2008 and early application is encouraged. This statement is not expected to have a significant effect on the financial statements of the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement outlines the accounting principles and the statement was issued to provide a framework for using these principles in the preparation of financial statements of nongovernmental entities. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, which occurred on May 18, 2008. This statement is not expected to have a significant effect on the financial statements of the Company.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts -An Interpretation of FASB Statement No. 60.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also explains how Statement 60 applies to financial guarantee insurance contracts and expands disclosures about financial guarantee insurance contracts. This Statement is effective for fiscal years and interim periods beginning December 15, 2008. It is not expected to have a significant effect on the financial statements of the Company.

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

The Company applied SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) to account for these shares issued. According to SFAS No. 123R, issuance of equity instruments for services received are based on the fair value of the equity instruments issued or on the fair value of the services received, whichever is a more reliable measure. The Company used the value of its common stock shares to account for this transaction. The value of its shares is deemed more reliable as it was obtained from the valuation of an unrelated valuation specialist.

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

The Company filed a registration statement, Form S-1, with the SEC on December 6, 2007. The SEC declared the registration statement effective on May 13, 2008. As of June 30, 2008, the Company had sold 200,371 shares of its common stock at a price of $0.75 per share. The balance of $150,278 is classified as restricted cash due to the offering not yet being completed. According to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, a liability was recorded for the obligation to repay these amounts to investors if the offering does not render the minimum shares sold requirement. The Company finalized its offering on August 5, 2008.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

The proceeds of the Note were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry. Additionally, the proceeds of the Note were used to pay for costs relating to its registration statement with the SEC, which are being deferred in accordance with SEC Staff Accounting Bulletin Topic 5A. The amount of deferred offering costs were $66,127 as of June 30, 2008 and will be offset against the proceeds received in August 2008.

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

a. Net Profits exceed $500,000, Steve Dorff shall receive 50,000 shares
b. Net Profits exceed $1,000,000, Steve Dorff s hall receive an additional 50,000 s hares
c. Net Profits exceed $1,500,000, Steve Dorff s hall receive an additional 50,000 s hares
d. Net Profits exceed $2,000,000, Steve Dorff s hall receive an additional 50,000 s hares

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 - ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

Latigo was incorporated in the State of Delaware on November 29, 2006. If the operating results of Latigo had been included in Rokwader, Inc. for the six month period ended June 30, 2007, the pro forma consolidated statement of operations would be as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Pro forma revenue	$-	$-

Pro forma expenses	47,824	225,684

Pro forma net (Loss)	$(47,824)	$(225,684)

Pro forma net (Loss) per common
share - basic	(0.04)	(0.17)

Pro forma weighted average number
of common shares outstanding	1,320,000	1,320,000

NOTE 5 - SUBSEQUENT EVENTS

The Company filed a registration statement with the SEC on December 6, 2007, for the sale of up to 700,000 shares of its common stock at $.75 per share. The SEC declared the registration statement effective on May 13, 2008. The Company closed its offering on August 5, 2008 after selling a total of 318,504 shares for $238,878.

Item 2.	Management’s Discussion and Analysis or Plan of Operation .

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

Costs and Resources

During the remainder of 2008, we anticipate incurring costs of approximately $15,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($157,740 as of June 30, 2008), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, proceeds from our current public offering, deferral of fees by certain service providers, if necessary, and revenues from operations. On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

On December 6, 2007, the Company filed a registration statement with the SEC for the sale of its common stock to raise up to $525,000 in new capital. The registration statement was declared effective by the SEC on May 13, 2008. The offering was closed on August 5, 2008, after selling a total of 318,504 shares of its common stock at $.75 per share, for an aggregate proceeds of $238,878.

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

Results of Operation for the six months ended June 30, 2008 and 2007

During the six months ended June 30, 2008 and 2007, the Company had no revenues. During the six months ended June 30, 2008, the Company incurred general and administrative expenses of $65,832 consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-KSB and Form S-1. During the six months ended June 30, 2007 the Company incurred general and administrative expenses of $217,745 consisting primarily of expenses related to the Company’s search for a suitable business to acquire and entering into an agreement to acquire Latigo as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(65,832) and $(217,745) for the periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company had stockholders’ equity of $17,834 compared to a stockholders’ deficit of $(159,955) as of June 30, 2007.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of June 30, 2008, we had an accumulated deficit of $465,489. As of June 30, 2008, we had cash of $7,462 (not including $150,278 of Restricted Cash which became unrestricted in July, 2008) and working capital deficit of $155,498.

To date, we have funded our operations through short-term debt and equity financing. From inception, we have borrowed $355,000 as an advance from our largest stockholder. On August 16, 2007, we issued 1,000,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar, our largest stockholder) in full satisfaction of $280,000, which was the total owed to Mr. Farar as of that date. In November 2007, Brooktide, LLC, a limited liability company controlled by Mr. Farar loaned the Company, pursuant to a convertible promissory note, $75,000. The convertibility of this note is not considered to be a beneficial conversion feature, accordingly, if the debt is converted, the liability will be decreased and capital will increase. The Company closed its initial public offering with the receipt of aggregate proceeds of $238,878 from the sale of 318,504 shares of its common stock at $.75 per share. The proceeds from the sale of equity and from the Note were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating revenues from our operations for another 9 to 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-balance Sheet Arrangements

Since our inception through June 30, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2007 and 2008, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matter to Vote of Security Holders.

None

Item 5.	Other Information.

Subsequent to the end of the second quarter, on August 5, 2008, we closed our initial public offering. As a result, the Company received aggregate proceeds of $238,878 from the sale of 318,504 shares of its common stock at $.75 per share.

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

ROKWADER, INC.

Date: August 14, 2008	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: August 14, 2008	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002