Form 10-Q
period 2008-09-30
ROKWADER, INC.
filed 2008-11-13
CIK 1322952

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 7, 2008 was 2,198,718.

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

PART I.

Item 1.	Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:

Cash (Note 1)	$131,686	$37,745
Prepaid Insurance	12,000	-

TOTAL CURRENT ASSETS	143,686	37,745

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $32,410 and $15,484, respectively (Note 4)	59,890	76,816
Goodwill (Note 4)	41,664	41,664
Deferred Offering Cost (Note 1)	-	17,810

TOTAL OTHER ASSETS	101,554	136,290

TOTAL ASSETS	$245,240	$174,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$1,660	$14,781
Accrued Expenses	4,663	588
Insurance Payable	8,127	-
Credit Card Payable	523	-
Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	89,973	90,369

TOTAL LIABILITIES	89,973	90,369

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,198,718 and 1,880,214 shares issued and outstanding as of September 30, 2008 and December 31, 2007,respectively	2,199	1,881
Additional Paid-In Capital	653,875	481,442
(Deficit) Accumulated During Development Stage	(500,807)	(399,657)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	155,267	83,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$245,240	$174,035

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					FOR THE PERIOD
					FROM MARCH 18, 2005
	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED	(INCEPTION)
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	TO SEPTEMBER 30, 2008

REVENUE	$-	$-	$-	$-	$6,500

EXPENSES
General and Administrative	35,318	48,640	101,150	266,386	507,307

NET (LOSS)	$(35,318)	$(48,640)	$(101,150)	$(266,386)	$(500,807)

NET (LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.04)	$(0.05)	$(0.22)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,074,086	1,147,945	1,945,310	1,233,456	1,485,561

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

				(DEFICIT)
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net (Loss)	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net (Loss)	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on April 23, 2007 (Note 4)	70,000	70	69,930	-	70,000

Issuance of Common Stock on August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net (Loss)	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$(399,657)	$83,666

Issuance of Common Stock on August 5, 2008, net of costs of offering of $66,127 (Note 2)	318,504	318	172,433	-	172,751

Net (Loss)
BALANCE, SEPTEMBER 30, 2008	-	-	-	(101,150)	(101,150)
	2,198,718	$2,199	$653,875	$(500,807)	$155,267

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	NINE MONTHS ENDED	NINE MONTHS ENDED	(INCEPTION)
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	TO SEPTEMBER 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,150)	$(266,386)	$(500,807)
Adjustments for non-cash items:
Amortization expense	16,926	9,842	32,410
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	-	29,260	29,260

Changes in assets and liabilities:
Prepaid Legal Fees	-	(5,000)	-
Prepaid Insurance	(12,000)	-	(12,000)
Deferred offering costs	17,810	94,998	-
Accounts payable	(13,121)	3,041	1,660
Accrued expenses	4,075	2,763	4,663
Insurance Payable	8,127	8,140	8,127
Credit Card Payable	523	-	523

Net Cash Used for Operating Activities	(78,810)	(123,342)	(433,341)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	(29,964)	(29,964)

Net Cash Used for Investing Activities	-	(29,964)	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	172,751	-	273,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	160,000	280,000
Proceeds from issuance of note payable	-	-	75,000
(Decrease) in restricted cash	-	126,635	-
Increase in subscription payable	-	(126,635)	-

Net Cash Provided by Financing Activities	172,751	160,000	594,991

NET INCREASE/ (DECREASE) IN CASH	93,941	6,694	131,686

CASH AT BEGINNING OF PERIOD	37,745	13,511	-

CASH AT END OF PERIOD	$131,686	$20,205	$131,686

Cash Paid During the Period for:
Interest	$4,970	$3,248	$12,419
Income taxes	$2,600	$-	$4,396

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000shares of common stock (Note 4) valued at	$-	$70,000	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$29,260	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$282,823	$282,823

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying (a) consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the consolidated financial statements for 2007 are incorporated by reference from the Notes to Consolidated Financial Statements as of December 31, 2007 as described in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2008. The following unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. With the acquisition of Latigo Shore Music, Inc. (Latigo) as a subsidiary, the Company has commenced operations and has become operational. The Company qualifies as a development stage company as it has not generated significant revenues. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $500,807, as of September 30, 2008.

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

DEFERRED OFFERING COSTS

On February 1, 2006, the Company completed an initial registered public offering of its common stock pursuant to the Company's registration statement on Form SB−2 that the Securities and Exchange Commission declared effective on November 2, 2005. In accordance with the SEC Staff Accounting Bulletin Topic 5A, deferred offering costs, consisting of legal, accounting and filing fees relating to this offering were expensed. The Company’s management determined that a qualifying business combination would not occur prior to May 2, 2007, therefore, wrote-off to expense, offering costs which had previously been deferred related to this offering (See Note 2).

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company filed a registration statement, Form S-1, with the SEC on December 6, 2007. The SEC declared the registration statement effective on May 13, 2008. On August 5, 2008, the Company closed its initial public offering after selling 318,504 shares of its common stock at a price of $0.75 per share for gross proceeds of $238,878. After $66,127 of offering costs, the net proceeds totaled $172,751. Net proceeds will be used to acquire music catalogues, for music production and promotion and for general working capital.

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

For federal income tax purposes, substantially all expenses incurred prior to the commencement of operations must be deferred and then they may be written off over a 180-month period. Tax deductible losses can be carried forward for 20 years until utilized for federal tax purposes. The Company will provide a valuation allowance in the full amount of the deferred tax assets since there is no assurance of future taxable income.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement outlines the accounting principles and the statement was issued to provide a framework for using these principles in the preparation of financial statements of nongovernmental entities. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Board Oversight amendments to AU Section 411, which occurred on May 18, 2008. This statement is not expected to have a significant effect on the financial statements of the Company.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts –An Interpretation of FASB Statement No. 60.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also explains how Statement 60 applies to financial guarantee insurance contracts and expands disclosures about financial guarantee insurance contracts. This Statement is effective for fiscal years and interim periods beginning after December 15, 2008. It is not expected to have a significant effect on the financial statements of the Company.

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

NOTE 2 – STOCKHOLDERS’ EQUITY (CONTINUED)

On September 26, 2007, in order to provide a fair and reasonable percentage in ownership of the Company and a fair and reasonable share price for potential future investors, the Company adjusted its capitalization. The Company received from Brooktide, LLC (a company controlled by Mr. Yale Farar) 544,286 shares of common stock for cancellation. The Company cancelled and returned the shares of common stock to authorized but unissued status.

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

The Company filed a registration statement, Form S-1, with the SEC on December 6, 2007. The SEC declared the registration statement effective on May 13, 2008. On August 5, 2008, the Company closed its initial public offering after selling 318,504 shares of its common stock at a price of $0.75 per share for gross proceeds of $238,878. After $66,127 of offering costs, the net proceeds totaled $172,751. Net proceeds will be used to acquire music catalogues, for music production and promotion and for general working capital.

On August 28, 2008, the Company’s board of directors agreed to issue 9,000 stock options to Mr. Gary Saderup for the purchase of the Company’s shares of common stock. The stock options are exercisable at $0.75 per share and expire 2 years from the date of grant.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

On September 1, 2008, the Company additionally agreed to enter into a consulting agreement with Mr. Stephen Horwitz. According to the agreement, Mr. Horwitz would act as a consultant to the Company for 18 months. The Company will grant Mr. Horwitz options to purchase 25,000 shares of its common stock at an exercise price of $0.75 per share. Options to purchase 12,500 shares will be granted upon execution of the consulting agreement. The options to purchase the remaining 12,500 shares will be granted in 90 days, subject to approval by the President of the Company as to the quality of the work performed by Mr. Horwitz. The options expire 2 years from the date of grant.

NOTE 2 – STOCKHOLDERS’ EQUITY (CONTINUED)

The Company applied SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to account for these options issued. According to SFAS No. 123, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company believes that fair value of the options is a more reliable measure of the consideration received for services performed for the Company. We determined the fair value of the options using the Black-Scholes option-pricing model. Factors used in the determination of the fair value of the options include, the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. The fair value of these options granted was $7,566 which was calculated using the Black-Scholes option-pricing model.

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

The proceeds of the Note were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry. Additionally, the proceeds of the Note were used to pay for costs relating to its registration statement with the SEC, which was declared effective May 13, 2008 and finalized on August 5, 2008.

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

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

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

Latigo was incorporated in the State of Delaware on November 29, 2006. If the operating results of Latigo had been included in Rokwader, Inc. for the nine month period ended September 30, 2007, the pro forma consolidated statement of operations would be as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007

Pro forma revenue	$-	$-

Pro forma expenses	48,640	274,324

Pro forma net (Loss)	$(48,640)	$(274,324)

Pro forma net (Loss) per common share - basic	(0.04)	(0.21)

Pro forma weighted average number of common shares outstanding	1,320,000	1,320,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation .

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

Rokwader completed the acquisition of all of the issued and outstanding capital stock of Latigo on April 23, 2007. The acquisition was effected pursuant to the terms of a Revised Securities Exchange Agreement entered into on April 20, 2007, by and between Rokwader, Latigo and Mr. Steve Dorff, the sole shareholder of Latigo. Pursuant to the terms of the Agreement, Rokwader acquired all of the outstanding shares of capital stock of Latigo for 70,000 shares of Rokwader common stock (aggregating approximately 5.3% of its issued and outstanding common stock), valued at $1.00 per share, plus a promissory note in the amount of $30,000. The per share valuation of the Company’s common stock was determined contemporaneously by the Board of Directors and the negotiations with Latigo. The last shares issued by the Company, prior to the Latigo acquisition, were at $1.00 per share. An independent appraisal set forth the value of Latigo at $100,000 and that was the price paid by the Company. The note, which was due and payable within 30 days from the closing, was paid on April 27, 2008. Mr. Dorff will also be entitled to receive up to an additional 200,000 shares of Rokwader common stock from the date of closing through December 31, 2008, pursuant to an earn-out provision in the Agreement. To receive the full earn-out, the Company’s pre-tax profits must exceed $2,000,000. Compensation expense will be recognized based on the number of shares issued and the share value at the time of issuance.

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

We believe we will be able to meet these costs through current monies in our treasury ($131,686 as of September 30, 2008), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, proceeds from our current public offering, deferral of fees by certain service providers, if necessary, and revenues from operations. On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

The per share valuation of the Company’s common stock was determined contemporaneously by the Board of Directors, in its best judgment. Significant factors and assumptions used in determining the Company’s fair value of its common stock include, future prospects for business, economic conditions of the music industry, debt restructuring, availability of capital resources, and cancellation of outstanding shares of common stock.

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

On December 6, 2007, the Company filed a registration statement with the SEC for the sale of its common stock to raise up to $525,000 in new capital. The registration statement was declared effective by the SEC on May 13, 2008. The offering was closed on August 5, 2008, after selling a total of 318,504 shares of its common stock at $.75 per share, for aggregate proceeds of $238,878.

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

Results of Operation for the nine months ended September 30, 2008 and 2007

During the nine months ended September 30, 2008 and 2007, the Company had no revenues. During the nine months ended September 30, 2008, the Company incurred general and administrative expenses of $101,150 consisting primarily of operational expenses of Latigo and professional fees related to the Company’s SEC compliance with its reporting obligations. During the nine months ended September 30, 2007 the Company incurred general and administrative expenses of $266,386 consisting primarily of expenses related to the Company’s search for a suitable business to acquire and entering into an agreement to acquire Latigo as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $101,150 and $266,386 for the periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008 the Company had stockholders’ equity of $155,267 compared to a stockholders’ equity of $83,666 as of September 30, 2007. This increase is attributable to the closing of the Company’s initial public offering with the receipt of aggregate proceeds of $238,878.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of September 30, 2008, we had an accumulated deficit of $500,807. As of September 30, 2008, we had cash of $131,686 and working of $53,713.

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

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating revenues from our operations for another 6 to 9 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-balance Sheet Arrangements

Since our inception through September 30, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2007 and 2008, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None

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

ROKWADER, INC.

Date: November 12, 2008	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: November 12, 2008	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002