Form 10-K
period 2008-12-31
ROKWADER, INC.
filed 2009-03-18
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Aggregate market value of the voting stock held by non-affiliates: N/A. $257,628

Issuer revenues for its most recent fiscal year: $ -0-

Number of shares outstanding of each of the issuer's classes of common stock at March 15, 2009:   Common Stock: 2,213,718.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

TABLE OF CONTENTS

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

History and Recent Developments

We were organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) in order to undertake a public offering of shares of our common stock at a purchase price of $.75 per share, which registration statement was declared effective on May 13, 2008. We closed the offering after selling 318,504 shares for aggregate gross proceeds of $238,878.

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

In other developments, four songs from the Catalog have been recorded and used as follows:

1.  BEST THINGS IN LIFE - recorded by BJ Thomas, is included in the movie 'Jake's Corner' and the soundtracks, CD.

2.  WHEN THE HERO DIES - recorded by BJ Thomas, is included in the movie 'Jake's Corner' and the soundtracks, CD.

3.  A GIRL LIKE YOU - recorded by Andrew Dorff, is included in the movie, 'Small Town Saturday Night'

4.  PARTY AT HOME – recorded and included on a  CD which was released in the fall of 2008.

Both 'Jake's Corner' and 'Small Town Saturday Night' are feature films.  ‘Jake’s Corner’ was released in the fall of 2008 and ‘Small Town Saturday Night’ is intended to be released in 2009.  However, there is no assurance this will occur.

Mr. Steve Dorff has also offered his services non-exclusively as a producer for Latigo's music production business and given Latigo a right of first refusal to any future productions he may undertake.

Business Strategy

Latigo is in the music industry business. Latigo believes emerging technologies and the introduction of innovative business relationships in the current market allow for a unique opportunity for business expansion. We act as a conduit through selling or leasing recordings of our exclusively signed artists to record companies and distributors. In rare cases, should market conditions and emerging technologies warrant, Latigo would distribute music material for signed artists themselves, at their sole discretion. Should the artist also be a songwriter, Latigo will acquire a percentage of these copyright interests, provided the publishing interests are available.

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

Latigo intends to secure deals with various recording companies that are experienced with producing and distributing emerging artists and genres that fall outside of the traditional reach of the major labels. Due to our limited size and limited capital, we cannot predict how successful our efforts will be.

As a small company we can operate with a creative hands-on approach to the selected few composers, songwriters, and artists that we currently promote. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and the administration of the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from four principal sources:

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

Steve Dorff, the President of Latigo, is a long-time composer and producer. Mr. Dorff is a three-time Grammy nominee and has often been on the nation's top music charts. His résumé includes nine #1 film songs and 15 Top 10 hits, including the Kenny Rogers' classic "Through the Years", a BMI 3 million performance songs, as well as "I Just Fall In Love Again ", the Anne Murray record that captured Billboard's #1 Song Of The Year honors. His many songs have been sung by some of the greatest artists of our time including Barbra Streisand, Celine Dion, Whitney Houston, George Strait, Vanessa Williams and others.

Emmy Nominee for five television compositions, his credits include such stalwarts as "Murphy Brown" and "Murder She Wrote". He has also contributed to various television series’ like "Growing Pains", "Alien Nation", "Spenser: for Hire", "Major Dad", "Colombo", "Reba", and "Rodney".

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

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•
Digital Piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. International Federation of the Phonographic Industry (“IFPI”) estimates that billions of songs are illegally downloaded every year.

•
Industrial Piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than a decade.

The industry has launched an intensive campaign to limit piracy that focused on four key initiatives:

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

Employees

As of the date of this Report, the Company has four employees who serve as officers and directors. Three of the employees are part time and receive no compensation nor is any compensation accruing. On February 12, 2009, the Company agreed to issue 15,000 shares of the Company’s common stock, for services rendered, to Mr. Dorff, Latigo’s President, Secretary, and Chief Financial Officer, and a Director of the Company, and to extend his employment agreement to March 31, 2010.  Mr. Dorff is providing Latigo, on a non-exclusive basis, services for the exploitation of musical compositions owned or controlled by Latigo and for the operation of an artist development production company. Nothing shall prevent Mr. Dorff from working independently from Latigo as a producer of musical scores for television and film, and providing his services as a record producer for recording artists signed to other record labels. Mr. Dorff will be paid a performance based compensation of 38% of all income earned by Latigo from the results of Mr. Dorff’s employee services less all operating expenses, including general and administrative expenses, incurred by Latigo.

Item 1A.                      Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

Concentration of ownership will allow one shareholder to control Rokwader’s business

The President, and largest shareholder of Rokwader, currently owns approximately 90% of the outstanding stock of Rokwader. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as Directors and effectively operate Rokwader’s business, regardless of other investors’ preferences.

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

There is only a limited trading market for our common stock, which may adversely impact your ability to sell your shares.

There currently is only a limited trading market for our stock.  There is no assurance that a more active public market will ever develop. You will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our shares.

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

Additional offerings of our common stock will likely have to be made in the future to raise capital to meet operating cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the number of shares of common stock outstanding from time to time. An increase in the number of our shares from these events or others may result in a decrease of the future potential market price for our common stock and will dilute the ownership interest of current shareholders.

Shares eligible for future sale under Rule 144 may adversely affect the market for our securities.

As of December 31, 2008 our stockholders held 1,198,718 shares of our common stock. From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. Although current stockholders have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse affect on the market price of our securities.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we incur significant legal, accounting, reporting and other expenses that we did not incur as a private company. We also incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as new rules implemented by the Securities and Exchange Commission. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage. As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of these requirements or when such costs may be incurred.

Our limited assets and the lack of revenues raise doubt about our ability to carry on business operations.

Rokwader has not yet generated revenues from operations. Consequently, we had a net loss of $85,220 for the year ended December 31, 2006 and $286,207 for the year ended December 31, 2007 and $129,263 for the year ended December 31, 2008.  As of December 31, 2008, we had working capital of $32,469 and $108,870 of cash available. The current cash resources may not be sufficient to satisfy the cash requirements of Latigo over the next 12 months.

Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources.  To date, the proceeds from our IPO offering and investment by our principal stockholder has funded our current operations. Additional financing may not be available to us on favorable terms, if at all.

Due to our continuing losses from business operations, our independent auditor’s report dated March 17, 2009, includes a “going concern” explanation relating to the fact that our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. We are currently operating with limited cash reserves and no revenues which could inhibit our ability to continue in business or achieve our business objectives.

We lack business diversification, as we are only operating one business in one industry the music/entertainment industry, which makes us subject to all the risks and uncertainties of that industry.

Latigo is our sole operating business. Accordingly, the prospects for our success are entirely dependent upon the future performance of a single business in the music/entertainment industry. Unlike other entities with resources to consummate several business combinations or entities operating in multiple industries, we do not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Consequently, our business is subject to the variable and speculative nature of the music/entertainment business. There is no assurance that our musical inventory, theatrical productions or future artists will achieve a commercially viable audience.

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

We are in effect a new company, in the development stage, launching a business model within the music industry. We will require additional capital in order to acquire, develop, and distribute new music products, to pay for marketing efforts and fund our growth. In addition, we will need to adequately capitalize the development of each new artist and we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we believe that we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank financing or other arrangements. We cannot assure you that such additional capital will be available on terms acceptable to us, if at all. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. While we anticipate that our current shareholders will continue to fund our operating expenses if necessary, there is no assurance that this will continue to be the case. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our music development and distribution programs or to limit the operation or marketing of our music products. This could have a material and adverse effect on our business.

There is intense competition in Latigo's industry which may adversely affect the business operations of Rokwader.

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

Item 1B.                      Unresolved Staff Comments.

None

Item 2.	Properties .

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

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock, par value, $0.001 per share ("Common Stock") began trading on the Over the Counter NASDAQ Electronic Bulletin Board ("OTC:BB") under the symbol "ROKR” beginning in November 2008.  Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008	High Bid	Low Bid

Quarter Ending December 31, 2008	$0.75	$0.75

Fiscal Year Ending December 31, 2009

January 31 thru March 6, 2009	$0.75	$0.75

Penny Stock Considerations

The trading of our common stock is deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of March 6, 2009, 1,895,214 of our current outstanding shares consist of restricted common stock. Except for 15,000 shares recently issued, all of these shares remaining are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 73 stockholders of record of our common stock.

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

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

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

On August 5, 2008, Rokwader completed an initial registered public offering of its common stock pursuant to Rokwader's registration statement on Form SB−2 that the Securities and Exchange Commission declared effective on May 13, 2008 (the “Registration Statement”). Rokwader sold 318,504 shares of its common stock, at a price of $.75 per share for gross proceeds of $238,878.

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

 Latigo’s initial period from inception (November 2, 2006) through December 31, 2006 reflects minimal business activities. For the first month Latigo worked on its business model and began negotiating for musical assets, music catalogues and new musical talent. On January 19 and 25, 2007 Latigo acquired two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. During the quarter ended June 30, 2007, two of the titles from the Latigo catalog, “When The Hero Dies” and “The Best Things In Life”, have been recorded by legacy artist BJ Thomas for inclusion in the film “Jake’s Corner”. The movie was released in the latter part of 2008.  A soundtrack CD was released in conjunction with the release of the movie ‘Jake’s Corner’ which contained two of the Company’s songs.

Latigo’s expenses associated with its business through December 31, 2008, were $36,396. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the latter part of 2009.

During the years ended December 31, 2008 and 2007, the Company had revenues of zero and $6,500, respectively. During the years ended December 31, 2008 and 2007, the Company incurred net losses of $(135,324) and $(286,207), respectively. As of December 31, 2008, the Company had stockholders’ equity of $128,659. As of December 31, 2007, the Company had stockholders’ equity of $83,666.

Costs and Resources

During the year ended December 31, 2008, our costs related to filing of Exchange Act reports were $64,573. On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

In December 2007, when the Company filed its registration statement with the SEC the Company had recently significantly restructured its debt, had reduced the number of outstanding shares and had received additional loans from its President. In addition, by late 2007, the Company was seeing increased interest in Latigo’s business and music catalog thus enhancing the prospects for business. These internal and external factors, along with the fact that shares offered in the proposed initial public offering (“IPO”) would be freely tradable, convinced the Board that the fair valuation of the Company’s stock in the public offering should be $0.75 per share. Although it is reasonable to expect that the completion of the IPO will add value to the shares because they will have increased liquidity and marketability, the amount of additional value can be measured with neither precision nor certainty.

The Company believes that its current capital resources will enable it to maintain its current and planned operations through the next 12 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

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

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005), and as of December 31, 2008, we had an accumulated deficit of $534,981. As of December 31, 2008, we had cash of $108,870 and working capital of $32,469.

To date, we have funded our operations through short-term debt and an IPO. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating revenues from our operations for another 9 to 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-balance Sheet Arrangements

Since our inception through December 31, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

ROKWADER, INC.
Index to financial statements

AUDITED	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2008 and 2007	F-2
Consolidated Statement of Operations for the periods ended December 31, 2008 and December 31, 2007 and for the period from March 18, 2005 (Inception) to December 31, 2008	F-3
Consolidated Statement of Stockholders’ Equity for the periods ended December 31, 2008 and December 31, 2007 and for the period from March 18, 2005 (Inception) to December 31, 2005	F-4
Consolidated Statement of Cash Flows for the periods ended December 31, 2008 and December 31, 2007 and for the period from March 18, 2005 (Inception) to December 31, 2008	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rokwader, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of Rokwader, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2008, and the period from inception (March 18, 2005) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rokwader, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years ended December 31, 2008, and the period from inception (March 18, 2005) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As set forth in Note 1 to the accompanying financial statements, although the company has commenced operations, it has generated minimal revenues from operations to date.  As discussed in Note 1, the Company has incurred accumulated deficit of $534,981 as of December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 17, 2009

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	DECEMBER 31,	DECEMBER 31,
	2008	2007

CURRENT ASSETS:

Cash (Note 1)	$108,870	$37,745
Prepaid Insurance	7,500	-

TOTAL CURRENT ASSETS	116,370	37,745

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $37,774 and $15,484, respectively (Note 4)	54,526	76,816
Goodwill (Note 4)	41,664	41,664
Deferred Offering Cost (Note 1)	-	17,810

TOTAL OTHER ASSETS	96,190	136,290

TOTAL ASSETS	$212,560	$174,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$2,162	$14,781
Accrued Expenses	5,088	588
Insurance Payable	1,651	-
Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	83,901	90,369

TOTAL LIABILITIES	83,901	90,369

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 2,198,718 and 1,880,214 shares issued and
outstanding as of December 31, 2008 and December 31, 2007,
respectively	2,199	1,881
Additional Paid-In Capital	653,875	481,442
Paid-In Capital - Stock Options (Note 2)	7,566	-
(Deficit) Accumulated During Development Stage	(534,981)	(399,657)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	128,659	83,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$212,560	$174,035

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	FOR THE YEAR ENDED DECEMBER 31, 2008	FOR THE YEAR ENDED DECEMBER 31, 2007	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO DECEMBER 31, 2008

REVENUE	$-	$6,500	$6,500

EXPENSES
General and Administrative	135,915	292,707	542,072

OTHER INCOME/ (EXPENSES)
Interest Income	591	-	591

NET (LOSS)	$(135,324)	$(286,207)	$(534,981)

NET (LOSS) PER COMMON SHARE - BASIC
& DILUTED	$(0.07)	$(0.18)	$(0.35)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,009,008	1,569,739	1,534,428

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)

	COMMON STOCK		ADDITIONAL PAID-IN	PAID-IN CAPITAL STOCK	(DEFICIT) ACCUMULATED DURING DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	OPTIONS	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	-	101,240

Net (Loss)	-	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	-	(28,230)	73,010

Net (Loss)	-	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$-	$(113,450)	$(12,210)

Issuance of Common Stock on
April 23, 2007 (Note 4)	70,000	70	69,930	-	-	70,000

Issuance of Common Stock on
August 16, 2007 (Note 2)	104,500	105	29,155	-	-	29,260

Issuance of Common Stock on
August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	-	282,823

Contribution to Capital of Corporation
September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-	-

Net (Loss)	-	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$-	$(399,657)	$83,666

Issuance of Common Stock on
August 5, 2008, net of costs of
offering of $66,127 (Note 2)	318,504	318	172,433	-	-	172,751

Stock compensation expense (Note 2)	-	-	-	7,566	-	7,566

Net (Loss)	-	-	-		(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$653,875	$7,566	$(534,981)	$128,659

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

	FOR THE YEAR ENDED DECEMBER 31, 2008	FOR THE YEAR ENDED DECEMBER 31, 2007	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO DECEMBER 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,324)	$(286,207)	$(534,981)
Adjustments for non-cash items:
Amortization expense	22,290	15,484	37,774
Issuance of stock for interest payable	-	2,823	2,823
Issuance of stock for services rendered	-	29,260	29,260
Non-cash stock compensation expense	7,566	-	7,566

Changes in assets and liabilities:
Prepaid insurance	(7,500)	-	(7,500)
Deferred offering costs	17,810	77,188	-
Accounts payable	(12,619)	14,122	2,162
Accrued expenses	4,500	528	5,088
Insurance payable	1,651	-	1,651

Net Cash Used for Operating Activities	(101,626)	(146,802)	(456,157)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	(29,964)	(29,964)

Net Cash Used for Investing Activities	-	(29,964)	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	172,751	-	273,991
Repayment of loan payable	-	(34,000)	(34,000)
Proceeds from issuance of loan payable to officer	-	160,000	280,000
Proceeds from issuance of note payable	-	75,000	75,000
Decrease in restricted cash	-	126,635	-
(Decrease) in subscription payable	-	(126,635)	-

Net Cash Provided by Financing Activities	172,751	201,000	594,991

NET INCREASE IN CASH	71,125	24,234	108,870

CASH AT BEGINNING OF PERIOD	37,745	13,511	-

CASH AT END OF PERIOD	$108,870	$37,745	$108,870

Cash Paid During the Period for:
Interest	$6,491	$4,149	$13,940
Income taxes	$3,400	$1,796	$5,196

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock (Note 4) valued at	$-	$70,000	$70,000

The Company issued 104,500 shares of common stock for
services rendered. (Note 2)	$-	$29,260	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$-	$282,823	$282,823

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $534,981, as of December 31, 2008.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting  for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN No. 48). FIN No. 48 clarifies the accounting  for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return.  FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position.  The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more likely than not recognition threshold be measure and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on the accounting for related interest and penalties, Financial statement classification and disclosure.  The company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of FIN No. 48.

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

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement, an amendment of FASB No. 133, increases the amount of information that an entity is required to disclose in regards to its derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning November 15, 2008 and early application is encouraged.  This statement is not expected to have a significant effect on the financial statements of the Company.

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

The Company, in its development stage, does not have a history of operations. Subsequently, determining the fair value of our common stock requires making complex and subjective judgements.  The valuation of the per share value of the Company’s common stock was determined contemporaneously by the Board of Directors, in its best judgment. Over the past year, the Company’s share valuation has fluctuated in response to the Company’s varying business condition.

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

On August 29, 2008, the Company’s board of directors agreed to issue 9,000 stock options to Mr. Gary Saderup for the purchase of the Company’s shares of common stock.  The stock options are exercisable at $0.75 per share and expire 2 years from the date of grant.

On August 31, 2008, the Company additionally agreed to enter into a consulting agreement with Mr. Stephen Horwitz.  According to the agreement, Mr. Horwitz would act as a consultant to the Company for 18 months.  The Company will grant Mr. Horwitz warrants to purchase 25,000 shares of its common stock at an exercise price of $0.75 per share. Warrants to purchase 12,500 shares will be granted upon execution of the consulting agreement.  The warrants to purchase the remaining 12,500 shares were to be granted in 90 days, subject to approval by the President of the Company as to the quality of the work performed by Mr. Horwitz.  On November 26, 2008, the Board of Directors denied the grant of the remaining 12,500 shares.  Additionally, the consulting agreement will remain in effect until June 1, 2009, a total of nine months.  The 12,500 warrants issued expire 2 years from the date of grant.

 The Company applied SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to account for these options and warrants issued.  According to SFAS No. 123, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The Company believes that fair value of these options and warrants is a more reliable measure of the consideration received for services performed for the Company.  We determined the fair value of these equity instruments  using the Black-Scholes option-pricing model.  Factors used in the determination of the fair value of these equity instruments include, the stock price at the grant date, the exercise price, the expected life of the equity instrument, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the equity instrument.  The fair value of these options and warrants granted was $7,566 which was calculated using the Black-Scholes option-pricing model.

At December 31, 2008, the 21,500 vested options are outstanding at an exercise price of $0.75 per share and there is no intrinsic value.  Compensation cost charged to operations was $7,566 and zero, respectively, for the years ended December 31, 2008 and 2007.

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

Latigo had not met the required net profits highlighted in the earn-out provision of the Agreement.  Therefore, no additional shares were issued to Mr. Dorff.  The earn-out provision of the Agreement expired on December 31, 2008.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

Latigo was incorporated in the State of Delaware on November 29, 2006.  If the operating results of Latigo had been included in Rokwader, Inc. for the year ended December 31, 2007, the pro forma consolidated statement of operations would be as follows:

For the Year Ended December 31, 2007

Pro forma revenue	$6,500

Pro forma expenses	300,645

Pro forma net (Loss)	$(294,145)

Pro forma net (Loss) per common
share - basic	(0.18)

Pro forma weighted average number
of common shares outstanding	1,591,041

NOTE 5 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities.  The provision for income taxes consists of the following:

Current
Federal	$-
State	800
800
Deferred
Net Change in deferred tax assets:
Federal	-
State	-
$-

As of December 31, 2008, the Company had incurred $286,000 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $58,500 amortizable over 15 years.  Additionally, the Company has net operating loss carry forwards of approximately $242,000 for both federal and state purpose.  These federal and state carry forwards are scheduled to expire beginning in 2027.  There could be certain limitation, imposed by Section 382 of the Internal Revenue Code, on the utilization of these loss carry-forwards, if there were more than a 50 percent change of control.  The Company has recorded a deferred tax asset of $218,000.  As of December 31, 2008, the Company established a valuation allowance of $218,000 to fully offset the deferred tax asset based on a brief history of operations.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

Federal Statutory Rate	34%
Valuation Allowance Adjustment	-34%
Effective Rate	0%

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 and 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2007 and 2008. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2007 and 2008.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Yale Farar	70	President and Director	2005
Mitchell W. Turk	53	Chief Financial Officer, Secretary and Director	2005
Gary Saderup	57	Director	2005
Steve Dorff	59	Director and President of Latigo Shore Music, Inc.	2007

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

Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Turk who serves as chairman and Mr. Saderup. Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested "audit committee financial expert" under the federal securities laws. We hope to be able to fill these positions during the latter part of 2009.

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

Item 11.	Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer during the last two fiscal years ended December 31, 2006 and 2005. No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary compensation table

	Annual Compensation				Long Term Compensation
					Awards		Payout
	Year	Salary	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout($)	All Other Compensation
Yale Farar	2008	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Mr. Farar has provided services to us at no charge during the early stages of our business. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Employment Agreement

Rokwader does not currently pay any compensation to its officers or directors, and except for Steve Dorff, there are no employment agreements.  In connection with the acquisition of Latigo, the Company entered into an employment agreement with Mr. Dorff, which expired on January 31, 2009. On February 12, 2009, the Company authorized the issuance of 15,000 shares of its common stock to Mr. Dorff for past services rendered to the Company and extended his employment agreement until March 31, 2009. Under the terms of the agreement Mr. Dorff, the President, Secretary and Chief Financial officer of Latigo, will continue to provide Latigo, on a non-exclusive basis, services for the exploitation of musical compositions owned or controlled by Latigo and for the operation of an artist development production company. Nothing shall prevent Mr. Dorff from working independently from Latigo as a producer of musical scores for television and film, and providing his services as a record producer for recording artists signed to other record labels. Mr. Dorff will be paid a performance based compensation of 38% of all income earned by Latigo from the results of Mr. Dorff’s employee services less all operating expenses, including general and administrative expenses, incurred by Latigo.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of March 15, 2009 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock
Brooktide, LLC (2)	1,690,214	76.9%
Yale Farar (3)	1,690,214	76.9%
Mitchell W. Turk (4)	40,000	1.8%
Gary Saderup (4)	25,000	1.1%
Steve Dorff (4)	115,000	4.5%
Officers and Directors (4 persons)	1,870,214	84.4%

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23950 Craftsman Road, Calabasas, CA 91302.

(2)	The address for Brooktide, LLC is 2050 Russett Way, Carson City, Nevada 89703. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar.

(3)
These shares are held in the name of Brooktide, LLC of which Yale Farar, Rokwader’s President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.

(4)	Individual has sole voting and investment power over such shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

During the last two fiscal years, Stonefield Josephson, Inc., the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2008, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2008.

	Year ended December 31,
	2008	2007

Audit Fees	$24,000	$24,000

Audit-Related Fees	$10,113	$2,973

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Stonefield Josephson, Inc.  Prior to the engagement of Stonefield Josephson, Inc., for any non-audit or non-audit related services, the Board must conclude that such services are compatible with Stonefield Josephson, Inc.’s independence as our auditors.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

EXHIBITS:
2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

4.1 (2)	Specimen Certificate of Common Stock

4.2 (7)	Escrow Agreement

10.2 (2)	Agreement to Advance Funds by Yale Farar

10.3 (3)	Second Amendment to the Agreement to Advance Funds by Yale Farar dated December 4, 2006

10.4 (3)	Promissory Note dated December 4, 2006 in favor of Yale Farar

10.5 (1)	Addendum to Agreement to Advance Funds by Yale Farar dated March 27, 2007

10.6 (1)	Memorandum of Understanding between Ask Street Music, LLC and Latigo Shore Music, Inc. dated January 25, 2007

10.7 (1)	Employment Agreement between Steve Dorff and Latigo Shore Music, Inc. dated February 1, 2007

10.8 (1)	Letter Agreement between Latigo Shore Music, Inc. and Jon Estep dated February 13, 2007

10.9 (1)	Fair Market Valuation Opinion and Report dated March 30, 2007 re: Latigo Shore Music, Inc.

10.10 (5)	6% Subordinated Convertible Promissory Note dated April 26, 2007

10.11 (6)	Convertible Promissory Note dated November 13, 2007

31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed April 27, 2007
(6)	Filed as an exhibit to Registrant’s Form 8-K filed November 13, 2007
(7)	Filed as an exhibit to Registrant’s Form SB-2 filed December 6, 2007

FORM 8-K:

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the17th day of March, 2009.

ROKWADER, INC.

By:	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Yale Farar	Dated: March 17, 2009
Yale Farar
President (Principal Executive Officer) and Director

/s/ Mitchell W. Turk	Dated: March 17, 2009
Mitchell W. Turk
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Gary Saderup	Dated: March 17, 2009
Gary Saderup
Director

/s/ Steve Dorff	Dated: March 17, 2009
Steve Dorff
Director and President of Latigo Shore Music, Inc.

EXHIBIT INDEX

Exhibit	Item
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
3.2	By-Laws (filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
4.1	Specimen Certificate of Common Stock (filed as Exhibit 4.1 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.2	Escrow Agreement (filed as Exhibit 4.2 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.3	Amendment to Escrow Agreement (filed as Exhibit 4.3 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.4	Registration Rights Agreement (filed as Exhibit 4.4 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.2	Agreement to Advance Funds by Yale Farar (filed as Exhibit 10.2 to the Company’s Amended registration statement on Form SB-2 as filed on September 28, 2005, and incorporated by reference herein)
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

10.5	Second Amendment to the Agreement to Advance Funds dated December 4, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein)
10.6	Promissory Note dated December 4, 2006 in favor of Yale Farar (filed as Exhibit 10.2 to the Company’s Form 8-K as filed on December 4, 2006 and incorporated by reference herein)
31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith