Form 10-Q
period 2009-03-31
ROKWADER, INC.
filed 2009-05-15
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 6, 2009 was 2,213,718.

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

PART I.

Item 1. Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	MARCH 31,
	2009	DECEMBER 31,
	(UNAUDITED)	2008
ASSETS
CURRENT ASSETS:

Cash (Note 1)	$90,073	$108,870
Prepaid Insurance	3,000	7,500

TOTAL CURRENT ASSETS	93,073	116,370

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $42,999 and $37,774, respectively	49,301	54,526
Goodwill (Note 4)	41,664	41,664

TOTAL OTHER ASSETS	90,965	96,190

TOTAL ASSETS	$184,038	$212,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$11,091	$2,162
Accrued Expenses	6,213	5,088
Insurance Payable	-	1,651
Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	92,304	83,901

TOTAL LIABILITIES	92,304	83,901

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,213,718 and 2,198,718 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	2,214	2,199
Additional Paid-In Capital	665,110	653,875
Paid-In Capital - Stock Options (Note 2)	7,566	7,566
(Deficit) Accumulated During Development Stage	(583,156)	(534,981)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	91,734	128,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,038	$212,560

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			FOR THE PERIOD
	THREE MONTHS	THREE MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	MARCH 31, 2009	MARCH 31, 2008	TO MARCH 31, 2009

REVENUE	$-	$-	$6,500

EXPENSES
General and Administrative	48,330	38,598	590,402
OTHER INCOME/ (EXPENSES)
Interest Income	155	-	746

NET (LOSS)	$(48,175)	$(38,598)	$(583,156)

NET (LOSS) PER COMMON SHARE - BASIC
& DILUTED	$(0.02)	$(0.02)	$(0.37)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,206,551	1,880,214	1,575,385

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			FOR THE PERIOD
	THREE MONTHS	THREE MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	MARCH 31, 2009	MARCH 31, 2008	TO MARCH 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,175)	$(38,598)	$(583,156)
Adjustments for non-cash items:
Amortization expense	5,225	5,642	42,999
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	11,250	-	40,510
Non-cash stock compensation expense	-	-	7,566

Changes in assets and liabilities:
Prepaid insurance	4,500	-	(3,000)
Deferred offering costs	-	(25,026)	-
Accounts payable	8,929	27,659	11,091
Accrued expenses	1,125	1,125	6,213
Insurance payable	(1,651)	-	-

Net Cash Used for Operating Activities	(18,797)	(29,198)	(474,954)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	-	(29,964)

Net Cash Used for Investing Activities	-	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	273,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	-	-	75,000

Net Cash Provided by Financing Activities	-	-	594,991

NET (DECREASE)/ INCREASE IN CASH	(18,797)	(29,198)	90,073

CASH AT BEGINNING OF PERIOD	108,870	37,745	-

CASH AT END OF PERIOD	$90,073	$8,547	$90,073

Cash Paid During the Period for:
Interest	$1,138	$1,057	$15,078
Income taxes	$-	$60	$5,196

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock (Note 4) valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for
services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for
services rendered. (Note 2)	$11,250	$-	$11,250

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $583,156, as of March 31, 2009.

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

LOSS PER COMMON SHARE

Basic losses per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, " Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted.  It is not expected to have a significant effect on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 require separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. These statements are not expected to have a significant effect on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted.  It is not expected to have a significant effect on the financial statements of the Company.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

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

At March 31, 2009, the 21,500 vested options are outstanding at an exercise price of $0.75 per share and there is no intrinsic value.  Compensation cost charged to operations was zero for the three month period ended March 31, 2009 and $7,566 for the year ended December 31, 2008.

On February 12, 2009, the Company issued 15,000 shares of its common stock at a price of $0.75 per share to Mr. Steve Dorff for services performed.  Using the results of its initial public offering performed on August, 5, 2008, the Company determined that the price of $0.75 per share was a fair value for the shares issued to Mr. Steve Dorff.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 2 – STOCKHOLDERS’ EQUITY (CONTINUED)

The Company applied SFAS No. 123, “Accounting for Stock-Based Compensation,” to account for these shares issued.  According to SFAS No. 123, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliable measure.  The Company believes that the fair value of these shares is a more reliable measure of the consideration received for services performed for the Company.

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

On April 26, 2007, Mr. Farar, the President of Rokwader, loaned the Company $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, the loan bears interest at 6% per annum and absent an “Event of Default,” was payable on demand or upon receipt by the Company of not less than $500,000 in capital or sale of substantially all of the Company’s assets or 80% of the Company’s capital stock.  The proceeds of the Note were used to complete the acquisition of Latigo and to pay fees and expenses; to the extent such expenses were not deferred, arising from the Company’s compliance with its public reporting requirements.

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

Additionally, Brooktide, LLC owns a controlling interest in the Company’s common stock. Mr. Farar, the President of Rokwader, is the sole manager of Brooktide, LLC.  As a sole manager, Mr. Farar has voting and investment power over the shares owned by Brooktide, LLC.

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

Latigo’s expenses associated with its business for the three month period ending March 31, 2009, were $5,250. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the early part of 2010.

During the three months ended March 31, 2009 and 2008, the Company had no revenues.  During the three months ended March 31, 2009 and 2008, the Company incurred net losses of $(48,175) and $(38,598), respectively.  As of March 31, 2009, the Company had stockholders’ equity of $91,734.  As of March 31, 2008, the company had stockholders’ equity of $45,068.

Costs and Resources

During the remainder of 2009, we anticipate incurring costs of approximately $75,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($90,073 as of March 31, 2009), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, proceeds from our current public offering, deferral of fees by certain service providers, if necessary, and revenues from operations.  On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

Results of Operation for the three months ended March 31, 2009 and 2008

During the three months ended March 31, 2009 and 2008, the Company had no revenues.  During the three months ended March 31, 2009, the Company incurred general and administrative expenses of $48,330, consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-KSB.  During the first three months of 2008 the Company incurred general and administrative expenses of $38,598 consisting primarily of expenses related to the Company’s search for a suitable business to acquire and for professional expenses related to the Company’s SEC compliance with its reporting obligations.  These operating expenses combined with a lack of revenues resulted in net losses of $(48,175) and $(38,598) for the periods ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 the Company had stockholders’ equity of $91,734 compared to a stockholders’ equity of $45,068 as of March 31, 2008.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of March 31, 2009, we had an accumulated deficit of $583,156.  As of March 31, 2009, we had cash of $90,073 and working capital of $769.

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

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating revenues from our operations for another 9 to 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms. These factors and the Company's ability to meet its expense obligations from current operations, and the need to raise additional capital to accomplish its objectives questions the capacity of  the Company's ability to continue as a going concern.

Off-balance Sheet Arrangements

Since our inception through March 31, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2008 and 2009, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROKWADER, INC.

Date: May 15, 2009	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: May 15, 2009	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002