Form 10-Q
period 2009-06-30
ROKWADER, INC.
filed 2009-08-14
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 13, 2009 was 2,213,718.

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

PART I.

Item 1.       Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	JUNE 30,
	2009	DECEMBER 31,
	(UNAUDITED)	2008
ASSETS
CURRENT ASSETS:

Cash (Note 1)	$54,395	$108,870
Prepaid Insurance	15,583	7,500

TOTAL CURRENT ASSETS	69,978	116,370

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $45,416 and $37,774, respectively	46,884	54,526
Goodwill (Note 4)	41,664	41,664

TOTAL OTHER ASSETS	88,548	96,190

TOTAL ASSETS	$158,526	$212,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$512	$2,162
Accrued Expenses	7,338	5,088
Insurance Payable	-	1,651
Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	82,850	83,901

TOTAL LIABILITIES	82,850	83,901

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,213,718 and 2,198,718 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	2,214	2,199
Additional Paid-In Capital	665,110	653,875
Paid-In Capital - Stock Options (Note 2)	7,566	7,566
(Deficit) Accumulated During Development Stage	(599,214)	(534,981)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	75,676	128,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$158,526	$212,560

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					FOR THE PERIOD
					FROM MARCH 18, 2005
	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED	(INCEPTION)
	JUNE 30, 2009	JUNE 30, 2008	JUNE 30, 2009	JUNE 30, 2008	TO JUNE 30, 2009

REVENUE	$-	$-	$-	$-	$6,500

EXPENSES
General and Administrative	16,106	27,035	64,436	65,832	606,460

OTHER INCOME
Interest Income	48	-	203	-	746

NET (LOSS)	$(16,058)	$(27,035)	$(64,233)	$(65,832)	$(599,214)

NET (LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,213,718	1,880,214	2,210,154	1,880,214	1,612,429

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					(DEFICIT)
				PAID-IN	ACCUMULATED
			ADDITIONAL	CAPITAL	DURING
	COMMON STOCK		PAID-IN	STOCK	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	OPTIONS	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-	$-

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	-	-	101,240

Net (Loss)	-	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	-	(28,230)	73,010

Net (Loss)	-	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$-	$(113,450)	$(12,210)

Issuance of Common Stock on April 23, 2007 (Note 4)	70,000	70	69,930	-	-	70,000

Issuance of Common Stock on August 16, 2007 (Note 2)	104,500	105	29,155	-	-	29,260

Issuance of Common Stock on August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	-	282,823

Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-	-

Net (Loss)	-	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$-	$(399,657)	$83,666

Issuance of Common Stock on August 5, 2008, net of costs of offering of $66,127 (Note 2)	318,504	318	172,433	-	-	172,751

Stock compensation expense (Note 2)	-	-	-	7,566	-	7,566

Net (Loss)	-	-	-	-	(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$653,875	$7,566	$(534,981)	$128,659

Common Stock issued on February 12, 2009 for services performed (Note 2)	15,000	15	11,235	-	-	11,250

Net (Loss)	-	-	-	-	(64,233)	(64,233)
BALANCE, JUNE 30, 2009	2,213,718	$2,214	$665,110	$7,566	$(599,214)	$75,676

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	SIX MONTHS ENDED	SIX MONTHS ENDED	(INCEPTION)
	JUNE 30, 2009	JUNE 30, 2008	TO JUNE 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,233)	$(65,832)	$(599,214)
Adjustments for non-cash items:
Amortization expense	7,642	11,284	45,416
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	11,250	-	40,510
Non-cash stock compensation expense	-	-	7,566

Changes in assets and liabilities:
Prepaid insurance	(8,083)	(16,500)	(15,583)
Deferred offering costs	-	(48,317)	-
Accounts payable	(2,162)	44,646	-
Accrued expenses	2,250	2,250	7,338
Insurance payable	(1,651)	12,850	-
Credit card payable	512	29,336	512

Net Cash Used for Operating Activities	(54,475)	(30,283)	(510,632)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	-	(29,964)

Net Cash Used for Investing Activities	-	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	273,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	-	-	75,000
Increase in restricted cash	-	(150,278)	-
Increase in subscription payable	-	150,278	-

Net Cash Provided by Financing Activities	-	-	594,991

NET (DECREASE)/ INCREASE IN CASH	(54,475)	(30,283)	54,395

CASH AT BEGINNING OF PERIOD	108,870	37,745	-

CASH AT END OF PERIOD	$54,395	$7,462	$54,395

Cash Paid During the Period for:
Interest	$2,261	$3,365	$16,201
Income taxes	$1,600	$60	$6,796

Non-Cash Investing and Financing Activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock (Note 4) valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$11,250	$-	$11,250

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $599,214, as of June 30, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not expected to have a significant effect on the financial statements of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The statement is not expected to have a significant effect on the financial statements of the Company.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement No. 140.” This statement addresses (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  This statement is not expected to have a significant effect on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009.  The Company does not expect this statement to have a significant effect to its financial statements.

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions.”  This statement establishes principles and requirements for how a not-for-profit entity (1) determines whether a combination is a merger or an acquisition, (2) applies the carryover method in accounting for a merger, (3) applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer, (4) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.  This statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009, and for an acquisition for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  This statement is not expected to have a significant effect on the financial statements of the Company.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 require separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. These statements are not expected to have a significant effect on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combination, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  It is not expected to have a significant effect on the financial statements of the Company.

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

Significant Factors contributing to the Difference between Fair Value as of the Date of Each Grant and Estimated IPO Price
In April 2007, the Company acquired Latigo Shore Music, Inc. which business had been valued at $100,000 by an independent business appraisal firm. In light of the perceived future potential of Latigo’s music inventory and industry experience of Latigo’s President, the Company and Latigo’s President agreed on a per share valuation of $1.00 per share of the Company’s common stock. This valuation was determined after arms-length negotiations between the Company and Latigo and was accepted as a fair valuation by the parties to this transaction.

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

At June 30, 2009, the 21,500 vested options are outstanding at an exercise price of $0.75 per share and there is no intrinsic value.  Compensation cost charged to operations was $11,250 related to common stock issued to Mr. Steve Dorff for services rendered for the six month period ended June 30, 2009 and $7,566 for the year ended December 31, 2008.

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

Plan of Operations

Prior to the completion of the acquisition of Latigo Shore Music, Inc., a Delaware corporation, (Latigo), Rokwader, Inc. (Rokwader) was a public “shell” company with nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with Latigo, Rokwader’s business became the business of Latigo, which is Rokwader’s sole operating subsidiary. Our principal business objective for the next six months will be to achieve long-term growth through Latigo.

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

Latigo’s expenses associated with its business for the three month period ending June 30, 2009, were $7,767. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the early part of 2010.

During the six months ended June 30, 2009 and 2008, the Company had no revenues.  During the six months ended June 30, 2009 and 2008, the Company incurred net losses of $(64,233) and $(65,832), respectively.  As of June 30, 2009, the Company had stockholders’ equity of $75,676.  As of June 30, 2008, the Company had stockholders’ equity of $17,834.

Costs and Resources

During the remainder of 2009, we anticipate incurring costs of approximately $35,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($54,395 as of June 30, 2009), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC, a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations.  On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The Note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

Results of Operation for the six months ended June 30, 2009 and 2008

During the six months ended June 30, 2009 and 2008, the Company had no revenues.  During the six months ended June 30, 2009, the Company incurred general and administrative expenses of $64,436, consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-Q.  During the first six months of 2008 the Company incurred general and administrative expenses of $65,832 consisting primarily of expenses related to the Company’s search for a suitable business to acquire and for professional expenses related to the Company’s SEC compliance with its reporting obligations.  These operating expenses combined with a lack of revenues resulted in net losses of $(64,223) and $(65,832) for the periods ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 the Company had stockholders’ equity of $75,676 compared to a stockholders’ equity of $17,834 as of June 30, 2008.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of June 30, 2009, we had an accumulated deficit of $599,214.  As of June 30, 2009, we had cash of $54,395 and working capital deficit of $(12,872).

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

Off-balance Sheet Arrangements

Since our inception through June 30, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2008 and 2009, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.         Legal Proceedings.

None

Item 1A.      Risk Factors.

Not Applicable

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         Submission of Matter to Vote of Security Holders.

On April 10, 2009, we received the written consent in leiu of a meeting of stockholders from the holders of 1,876,884 shares, representing 84.8% of the total issued and outstanding shares of our common stock, authorizing (a) the election of four directors to the board of Directors of the Company for the ensuing year and (b) the ratification of the appointment of Stonefield Josephson, Inc., Certified Public Accountants, as the Company’s independent auditor for the year ending December 31, 2009.

The consents for each of the two actions listed above were sufficient under the general corporation Law of the state of Delaware and our By-Laws to approve each action.  On April 27, 2009, we distributed an information statement to all of our shareholders of record as of April 10, 2009, informing them of the actions by written consent in lieu of a meeting.  Following the required time after distribution of the information statement in accordance with SEC regulations, each action took effect on May 1, 2009.

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

ROKWADER, INC.

Date: August 13, 2009	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: August 13, 2009	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002