Form 10-Q
period 2009-09-30
ROKWADER, INC.
filed 2009-11-13
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 13, 2009 was 2,213,718.

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

PART I.
Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)

CURRENT ASSETS:

Cash (Note 1)	$50,112	$108,870
Prepaid Insurance	11,333	7,500
TOTAL CURRENT ASSETS	61,445	116,370

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $46,916 and $37,774, respectively	45,384	54,526
Goodwill (Note 4)	41,664	41,664
TOTAL OTHER ASSETS	87,048	96,190

TOTAL ASSETS	$148,493	$212,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$7,500	$2,162
Accrued Expenses	10,751	5,088
Insurance Payable	—	1,651
Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	93,251	83,901

TOTAL LIABILITIES	93,251	83,901

STOCKHOLDERS’ EQUITY:

Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,213,718 and 2,198,718 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	2,214	2,199
Additional Paid-In Capital	665,110	653,875
Paid-In Capital - Stock Options (Note 2)	7,566	7,566
(Deficit) Accumulated During Development Stage	(619,648)	(534,981)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	55,242	128,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$148,493	$212,560

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					FOR THE PERIOD
					FROM MARCH 18, 2005
	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED	(INCEPTION)
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	TO SEPTEMBER 30, 2009

REVENUE	$153	$—	$153	$—	$6,653

EXPENSES

General and Administrative	20,607	35,318	85,043	101,150	627,067

OTHER INCOME

Interest Income	20	—	223	—	766

NET (LOSS)	$(20,434)	$(35,318)	$(84,667)	$(101,150)	$(619,648)

NET (LOSS) PER COMMON SHARE – BASIC & DILUTED	$(0.01)	$(0.02)	$(0.04)	$(0.05)	$(0.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,213,718	2,074,086	2,211,355	1,945,310	1,645,754

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

					(DEFICIT)
				PAID-IN	ACCUMULATED
			ADDITIONAL	CAPITAL	DURING
	COMMON STOCK		PAID-IN	STOCK	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	OPTIONS	STAGE	TOTAL

BALANCE, MARCH 18, 2005	—	$—	$—	$—	$—	$—

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	—	—	101,240

Net (Loss)	—	—	—	—	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	—	(28,230)	73,010

Net (Loss)	—	—	—	—	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$—	$(113,450)	$(12,210)

Issuance of Common Stock on April 23, 2007 (Note 4)	70,000	70	69,930	—	—	70,000

Issuance of Common Stock on August 16, 2007 (Note 2)	104,500	105	29,155	—	—	29,260

Issuance of Common Stock on August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	—	—	282,823

Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	—	—	—
Net (Loss)	—	—	—	—	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$—	$(399,657)	$83,666

Issuance of Common Stock on August 5, 2008, net of costs of offering of $66,127 (Note 2)	318,504	318	172,433	—	—	172,751

Stock compensation expense (Note 2)	—	—	—	7,566	—	7,566

Net (Loss)	—	—	—	—	(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$653,875	$7,566	$(534,981)	$128,659

Common Stock issued on February 12, 2009 for services performed (Note 2)	15,000	15	11,235	—	—	11,250

Net (Loss)	—	—	—	—	(84,667)	(84,667)
BALANCE, SEPTEMBER 30, 2009	2,213,718	$2,214	$665,110	$7,566	$(619,648)	$55,242

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	NINE MONTHS ENDED	NINE MONTHS ENDED	(INCEPTION)
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	TO SEPTEMBER 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,667)	$(101,150)	$(619,648)
Adjustments for non-cash items:
Amortization expense	9,142	16,926	46,916
Issuance of stock for interest payable	—	—	2,823
Issuance of stock for services rendered	11,250	—	40,510
Non-cash stock compensation expense	—	—	7,566

Changes in assets and liabilities:
Prepaid insurance	(3,833)	(12,000)	(11,333)
Deferred offering costs	—	17,810	—
Accounts payable	5,338	(13,121)	7,500
Accrued expenses	5,663	4,075	10,751
Insurance payable	(1,651)	8,127	—
Credit card payable	—	523	—

Net Cash Used for Operating Activities	(58,758)	(78,810)	(514,915)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	—	—	(29,964)

Net Cash Used for Investing Activities	—	—	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	172,751	273,991
Repayment of loan payable	—	—	(34,000)
Proceeds from issuance of loan payable to officer	—	—	280,000
Proceeds from issuance of note payable	—	—	75,000
Increase in restricted cash	—	—	—
Increase in subscription payable	—	—	—

Net Cash Provided by Financing Activities	—	172,751	594,991

NET (DECREASE)/ INCREASE IN CASH	(58,758)	93,941	50,112

CASH AT BEGINNING OF PERIOD	108,870	37,745	—

CASH AT END OF PERIOD	$50,112	$131,686	$50,112

Cash Paid During the Period for:
Interest	$3,388	$4,970	$17,328
Income taxes	$1,600	$2,600	$6,796

Non-Cash Investing and Financing activities

In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock (Note 4) valued at	$—	$—	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$—	$—	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$—	$—	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$11,250	$—	$11,250

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005.  The Company is in the development stage as defined by the Financial Accounting Standards Board’s Accounting Standards Codification Topic 915 related to Development Stage Entities.  The fiscal year end is December 31.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined by the Financial Accounting Standards Board’s Accounting Standards Codification Topic 915 related to Development Stage Entities.  With the acquisition of Latigo Shore Music, Inc. (Latigo) as a subsidiary, the Company has commenced operations and has become operational.  The Company qualifies as a development stage company as it has not generated significant revenues.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $619,648, as of September 30, 2009.

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

INCOME TAXES

The Company follows the guidance of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes.  According to Topic 740, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes.  Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return.  Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position.  The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement.  This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure.  The company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 105 related to Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has appropriately implemented this statement and accurately changed its notes to the financial statements to adhere to the FASB’s Accounting Standards Codification.

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 810 related to Consolidation. This addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The statement is not expected to have a significant effect on the financial statements of the Company.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 860 related to Transfers and Servicing. This statement addresses (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  This statement is not expected to have a significant effect on the financial statements of the Company.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation will not have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation will not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition.  These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We are currently assessing the impact on our consolidated financial position or results of operations.

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

Accordingly, the $125,000 subject to the withdrawal restrictions had been classified as restricted cash and in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 related to Financial Instruments with Characteristics of Both Liabilities and Equity, a liability was recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated.  On April 10, 2007, the Company returned these funds to the investors including interest as management determined that a qualifying business combination would not occur by May 2, 2007.

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

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 505 related to Equity Based Payments to Non-Employees to account for these shares issued.  According to Topic 505, issuance of equity instruments for services received are based on the fair value of the equity instruments issued or on the fair value of the services received, whichever is a more reliable measure.  The Company used the value of its common stock shares to account for this transaction.  The value of its shares is deemed more reliable as it was obtained from the valuation of an unrelated valuation specialist.

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

On August 31, 2008, the Company additionally agreed to enter into a consulting agreement with Mr. Stephen Horwitz.  According to the agreement, Mr. Horwitz would act as a consultant to the Company for 18 months.  The Company will grant Mr. Horwitz warrants to purchase 25,000 shares of its common stock at an exercise price of $0.75 per share. Warrants to purchase 12,500 shares will be granted upon execution of the consulting agreement.  The warrants to purchase the remaining 12,500 shares were to be granted in 90 days, subject to approval by the President of the Company as to the quality of the work performed by Mr. Horwitz.  On November 26, 2008, the Board of Directors denied the grant of the remaining 12,500 shares.  Additionally, the consulting agreement expired on June 1, 2009, a total of nine months.  The 12,500 warrants issued expire 2 years from the date of grant.

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 505 related to Equity Based Payments to Non-Employees to account for these options and warrants issued.  According to Topic 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The Company believes that fair value of these options and warrants is a more reliable measure of the consideration received for services performed for the Company.  We determined the fair value of these equity instruments using the Black-Scholes option-pricing model.  Factors used in the determination of the fair value of these equity instruments include, the stock price at the grant date, the exercise price, the expected life of the equity instrument, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the equity instrument.  The fair value of these options and warrants granted was $7,566 which was calculated using the Black-Scholes option-pricing model.

At September 30, 2009, the 21,500 vested options are outstanding at an exercise price of $0.75 per share and there is no intrinsic value.  Compensation cost charged to operations was $11,250 for the nine month period ended September 30, 2009 and $7,566 for the year ended December 31, 2008.

On February 12, 2009, the Company issued 15,000 shares of its common stock at a price of $0.75 per share to Mr. Steve Dorff for services performed.  Using the results of its initial public offering performed on August, 5, 2008, the Company determined that the price of $0.75 per share was a fair value for the shares issued to Mr. Steve Dorff.

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 505 related to Equity Based Payments to Non-Employees to account for these shares issued.  According to Topic 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliable measure.  The Company believes that the fair value of these shares is a more reliable measure of the consideration received for services performed for the Company.

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

Based on a presumed share value of $.28 per share and a conversion price of $.375, the convertibility does not appear to be a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debt appears to meet the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

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

The Company will apply the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805 related to Business Combinations to account for the additional shares issued.  According to Topic 805, if the Net Profits exceed the amounts outlined by the earn-out provision and the Company issues the additional shares of Rokwader common stock, the Company will record the fair value of the shares issued as an additional cost of the acquisition of Latigo.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805 related to Business Combinations, the total purchase price paid for this acquisition was allocated to the fair value of the assets acquired, net of liabilities assumed, resulting in goodwill of $41,664. The allocation of the purchase price is itemized as follows:

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

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 928 related to Entertainment-Music, the costs of a record master can be reported as an asset if the past performance and current popularity of the artist provides a sound basis for estimating that cost will be recovered from future sales.

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

Latigo’s expenses associated with its business for the nine month period ending September 30, 2009, were $10,233. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the early part of 2010.

During the nine months ended September 30, 2009 and 2008, the Company had no revenues.  During the nine months ended September 30, 2009 and 2008, the Company incurred net losses of $(84,667) and $(101,150), respectively.  As of September 30, 2009, the Company had stockholders’ equity of $55,242.  As of September 30, 2008, the Company had stockholders’ equity of $155,267.

Costs and Resources

During the remainder of 2009, we anticipate incurring costs of approximately $20,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($50,112 as of September 30, 2009), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC, a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations.  On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The Note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

The valuation of the per share value of the Company’s common stock was determined contemporaneously by the Board of Directors in its best judgment.  Significant factors and assumptions used in determining the Company’s fair value of its common stock include, future prospects for business, economic conditions of the music industry, debt restructuring, availability of capital resources, and cancellation of outstanding shares of common stock.

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

Results of Operation for the nine months ended September 30, 2009 and 2008

During the nine months ended September 30, 2009 and 2008, the Company had minimal revenues of less than $200.  During the nine months ended September 30, 2009, the Company incurred general and administrative expenses of $85,043, consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-Q’s.  During the first nine months of 2008 the Company incurred general and administrative expenses of $101,150 also consisted primarily of expenses related to the operational expenses of Latigo and the Company’s continuing search for additional businesses to acquire and for professional expenses related to the Company’s SEC compliance with its reporting obligations.  These operating expenses combined with a lack of revenues resulted in net losses of $(84,667) and $(101,150) for the periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 the Company had stockholders’ equity of $55,242 compared to a stockholders’ equity of $ 155,267 as of September 30, 2008.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of September 30, 2009, we had an accumulated deficit of $619, 648.  As of September 30, 2009, we had cash of $50,112 and working capital deficit of $(31,806).

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

Off-balance Sheet Arrangements

Since our inception through September 30, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2008 and 2009, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROKWADER, INC.

Date: November 13, 2009	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: November 13, 2009	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002