Form 10-K
period 2009-12-31
ROKWADER, INC.
filed 2010-03-16
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates:  $301,128

Issuer revenues for its most recent fiscal year: $ 153.00

Number of shares outstanding of each of the issuer's classes of common stock at March 15, 2010:   Common Stock: 2,213,718.

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

 For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

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

 Corporate Overview

In February 2007, Latigo purchased a music catalog (the "Catalog") from an unaffiliated seller, Ash Street Music.  The Catalog (including copyrights and publishing rights) consists of 107 original songs written in whole or in part by Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo.  Other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer.  Other songwriters also sometimes have their own publishing designees.  Latigo also has the development rights to two master recordings of finished CDs featuring Steve Dorff as a singer, entitled Pacific Sunrise and You Set My Dreams to Music, which have not yet had major distribution.  Steve Dorff and his co-writers of the songs retain the copyrights and publishing rights and they will be paid a writer's fee and publisher's fee if and when Latigo begins distribution of the CDs.

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

Both 'Jake's Corner' and 'Small Town Saturday Night' are feature films.  ‘Jake’s Corner’ was released in the fall of 2008 and ‘Small Town Saturday Night’ is expected to be released in the second half of 2010.  However, there is no assurance this will occur.

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

Latigo’s intent is to produce demo recordings for which it would receive an approximate 18-24% royalty rate. The artist would typically be compensated a royalty rate between 12-15%, with Latigo receiving any remaining percentage. Any financial arrangement would be dependent on the number of albums sold, via traditional CD’s or electronic media, and the price arrangement of such albums.

Upon completion of the demos or Masters, Latigo will offer them to various independent labels and distributors with the intention of generating interest and securing distribution for their musicians and musical product. Latigo intends to secure full distribution agreements, which would include manufacturing, distribution, and CD sales.

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

•
Synchronization: Latigo, as licensor, receives royalties or fees for the right to use the song in combination with visual images such as in films or television programs, television commercials and videogames.

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

Concentration of ownership will allow one shareholder to control Rokwader’s business

The President, and largest shareholder of Rokwader, currently owns approximately 73% of the outstanding stock of Rokwader. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as Directors and effectively operate Rokwader’s business, regardless of other investors’ preferences.

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

We have had only a short operating history and minimal revenues from operations since inception. We have no significant assets or financial resources. We have sustained operating losses since inception and such losses are expected to increase as we incur increasing expenses to establish and grow our business. This has caused our accountants to include a “going concern” explanation in their Report dated March 15, 2010. While we believe Latigo’s business offers reasonable profit and growth potential, we cannot assure you that Latigo’s business will be profitable or successful. The results of Latigo’s business will determine the results of Rokwader’s business.

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

As of December 31, 2009 our stockholders held 2,213,718 shares of our common stock. From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. Although current stockholders have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse affect on the market price of our securities.

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

Rokwader has not yet generated revenues from operations. Consequently, we had a net loss of $112,940 for the year ended December 31, 2009 and $135,324 for the year ended December 31, 2008.  As of December 31, 2009, we had working capital of $(58,579) and $20,192 of cash available. The current cash resources may not be sufficient to satisfy the cash requirements of Latigo over the next 12 months.

Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources.  To date, the proceeds from our IPO offering and investment by our principal stockholder has funded our current operations. Additional financing may not be available to us on favorable terms, if at all.

Due to our continuing losses from business operations, our independent auditor’s report dated March 15, 2010, includes a “going concern” explanation relating to the fact that our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. We are currently operating with limited cash reserves and no revenues which could inhibit our ability to continue in business or achieve our business objectives.

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

Item 1B.              Unresolved Staff Comments.

None

Item 2.                 Properties..

Our corporate and operational offices are located at 23950 Craftsman Road, Calabasas, CA 91302, where we lease office space. From inception until the present time the office rent was provided by our chief financial officer, Mitchell Turk, at no costs to us. In addition, music studio facilities are provided to us at no cost by Mr. Dorff, the Director and President of Latigo. We believe these spaces are currently adequate and plans to move to expanded office space are contingent upon raising additional capital, increasing revenues and the hiring of additional employees.

Item 3.                 Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.                 Submission of Matters to a Vote of Security Holders.

On May 26, 2009, the four current directors were elected to the Board and our auditors, Stonefield Josephson, Inc., Certified Public Accountants were reappointed to prepare our audit for the fiscal year ending December 31, 2009.

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

Fiscal Year Ending December 31, 2008	High Bid	Low Bid
Quarter Ended December 31, 2008	$0.75	$0.75

Fiscal Year Ending December 31, 2009

Quarter Ended March 31, 2009	$0.75	$0.75
Quarter Ended June 30, 2009	0.75	0.75
Quarter Ended September 30, 2009	0.75	0.75
Quarter Ended December 31, 2009	0.75	0.75

Fiscal Year Ending December 31, 2010

January 1, 2010 thru March 12, 2010	0.75	0.75

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

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
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

Common Stock Currently Outstanding

As of March 15, 2010, 1,895,214 of our current outstanding shares were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 70 stockholders of record of our common stock.

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

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Latigo’s expenses associated with its business through December 31, 2009, were $11,858. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the fourth quarter of 2010.

During the years ended December 31, 2009 and 2008, the Company had revenues of $153 and $zero, respectively. During the years ended December 31, 2009 and 2008, the Company incurred net losses of $(112,940) and $(135,324), respectively. As of December 31, 2009, the Company had stockholders’ equity of $26,969.  As of December 31, 2008, the Company had stockholders’ equity of $128,659.

Costs and Resources

During the year ended December 31, 2009, our costs related to filing of Exchange Act reports were $44,566. On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005), and as of December 31, 2009, we had an accumulated deficit of $647,921. As of December 31, 2009, we had cash of $20,192 and working capital of $(58,579).

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Item 8.                 Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

ROKWADER, INC.
Index to financial statements

AUDITED	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2
Consolidated Statements of Operations for the periods ended December 31, 2009 and December 31, 2008 and for the period from March 18, 2005 (Inception) to December 31, 2009	F-3
Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2009 and December 31, 2008 and for the period from March 18, 2005 (Inception) to December 31, 2009	F-4
Consolidated Statements of Cash Flows for the periods ended December 31, 2009 and December 31, 2008 and for the period from March 18, 2005 (Inception) to December 31, 2009	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rokwader, Inc.
Calabasas, California

We have audited the accompanying consolidated balance sheets of Rokwader, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from inception (March 18, 2005) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rokwader, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, and the period from inception (March 18, 2005) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As set forth in Note 1 to the accompanying consolidated financial statements, although the company has commenced operations, it has generated minimal revenues from operations to date.  As discussed in Note 1, the Company has been generating losses and has incurred accumulated deficit of $647,921 as of December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stonefield  Josephson, Inc.
Los Angeles, California
March 15, 2010

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS
	DECEMBER 31, 2009	DECEMBER 31, 2008
CURRENT ASSETS:

Cash (Note 1)	$20,192	$108,870
Prepaid Insurance	7,083	7,500

TOTAL CURRENT ASSETS	27,275	116,370

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $48,416 and $37,774, respectively (Note 4)	43,884	54,526
Goodwill (Note 4)	41,664	41,664

TOTAL OTHER ASSETS	85,548	96,190

TOTAL ASSETS	$112,823	$212,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$1,266	$2,162
Accrued Expenses	9,588	5,088
Insurance Payable	-	1,651
Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	85,854	83,901

TOTAL LIABILITIES	85,854	83,901

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 2,213,718 and 2,198,718 shares issued and
outstanding as of December 31, 2009 and December 31, 2008,
respectively	2,214	2,199
Additional Paid-In Capital	665,110	653,875
Paid-In Capital - Stock Options (Note 2)	7,566	7,566
(Deficit) Accumulated During Development Stage	(647,921)	(534,981)

TOTAL STOCKHOLDERS' EQUITY (Note 2)	26,969	128,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,823	$212,560

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	FOR THE YEAR ENDED DECEMBER 31, 2009	FOR THE YEAR ENDED DECEMBER 31, 2008	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO DECEMBER 31, 2009
REVENUE	$153	$-	$6,653

EXPENSES
General and Administrative	113,325	135,915	655,397

OTHER INCOME/ (EXPENSES)
Interest Income	232	591	823

NET (LOSS)	$(112,940)	$(135,324)	$(647,921)

NET (LOSS) PER COMMON SHARE - BASIC
& DILUTED	$(0.05)	$(0.07)	$(0.39)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,211,951	2,009,008	1,675,580

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

	COMMON STOCK		ADDITIONAL PAID-IN	PAID-IN CAPITAL	(DEFICIT) ACCUMULATED DURING
	SHARES	AMOUNT	CAPITAL	STOCK OPTIONS	DEVELOPMENT STAGE	TOTAL
BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	-	101,240

Net (Loss)	-	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	-	(28,230)	73,010

Net (Loss)	-	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$-	$(113,450)	$(12,210)

Issuance of Common Stock on
April 23, 2007 (Note 4)	70,000	70	69,930	-	-	70,000

Issuance of Common Stock on
August 16, 2007 (Note 2)	104,500	105	29,155	-	-	29,260

Issuance of Common Stock on
August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	-	282,823

Contribution to Capital of Corporation
September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-	-

Net (Loss)	-	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$-	$(399,657)	$83,666

Issuance of Common Stock on
August 5, 2008, net of costs of
offering of $66,127 (Note 2)	318,504	318	172,433	-	-	172,751

Stock compensation expense (Note 2)	-	-	-	7,566	-	7,566

Net (Loss)	-	-	-		(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$653,875	$7,566	$(534,981)	$128,659

Common Stock issued on February 12, 2009
for services performed (Note 2)	15,000	15	11,235	-	-	11,250

Net (Loss)	-	-	-	-	(112,940)	(112,940)
BALANCE, DECEMBER 31, 2009	2,213,718	$2,214	$665,110	$7,566	$(647,921)	$26,969

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

	FOR THE YEAR ENDED DECEMBER 31, 2009	FOR THE YEAR ENDED DECEMBER 31, 2008	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,940)	$(135,324)	$(647,921)
Adjustments for non-cash items:
Amortization expense	10,642	22,290	48,416
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	11,250	-	40,510
Non-cash stock compensation expense	-	7,566	7,566

Changes in assets and liabilities:
Prepaid insurance	417	(7,500)	(7,083)
Deferred offering costs	-	17,810	-
Accounts payable	(896)	(12,619)	1,266
Accrued expenses	4,500	4,500	9,588
Insurance payable	(1,651)	1,651	-

Net Cash Used for Operating Activities	(88,678)	(101,626)	(544,835)
CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	-	(29,964)

Net Cash Used for Investing Activities	-	-	(29,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	172,751	273,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	-	-	75,000

Net Cash Provided by Financing Activities	-	172,751	594,991

NET INCREASE (DECREASE) IN CASH	(88,678)	71,125	20,192

CASH AT BEGINNING OF PERIOD	108,870	37,745	-

CASH AT END OF PERIOD	$20,192	$108,870	$20,192
Cash Paid During the Period for:
Interest	$4,513	$6,491	$18,453
Income taxes	$1,600	$3,400	$6,796

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock (Note 4) valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for
services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for
services rendered. (Note 2)	$11,250	$-	$11,250

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has been generating losses and has an accumulated deficit of $647,921, as of December 31, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to its Accounting Standards Codification Topic 505 related to Equity.  The amendments of this update applies to the Accounting for Distributions to Shareholders with Components of Stock and Cash and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in Earning Per Share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).   The amendments in this Topic are effective for interim and annual periods beginning December 15, 2009, and should be applied on a retrospective basis.  Implementations of this update will not a have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued an updated to its Accounting Standards Codification Topic 470 related to Debt (and Certain Preferred Stock) With Specific Conversion Features and Other Options.  The guidance updated in this Topic applies to an equity share-lending arrangement on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing.  Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued an update to its Accounting Standards Codification Topic 605 related to Revenue Recognition.  These updates, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We are currently assessing the impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued an update to its Accounting Standards Codification Topic 820 related to Fair Value Measurements and Disclosures. This update issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation will not have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued an update to its Accounting Standards Codification Topic 820 related to Fair Value Measurements and Disclosures.  This update issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation will not have a material impact on our consolidated financial position or results of operations.

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 105 related to Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has appropriately implemented this statement and accurately changed its notes to the financial statements to adhere to the FASB’s Accounting  Standards Codification.

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

Accordingly, the $125,000 subject to the withdrawal restrictions had been classified as restricted cash, and in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 related to Financial Instruments with Characteristics of Both Liabilities and Equity, a liability was recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated.  On April 10, 2007, the Company returned these funds to the investors including interest as management determined that a qualifying business combination would not occur by May 2, 2007.

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

At December 31, 2009, the 21,500 vested options are outstanding at an exercise price of $0.75 per share and there is no intrinsic value.  Compensation cost charged to operations was $11,250 for the year ended December 31, 2009 and $7,566 for the year ended December 31, 2008.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 5 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities.  The provision for income taxes consists of the following:

Current
Federal	$-
State	1,600
1,600

Deferred
Net Change in deferred tax assets:
Federal	-
State	-
$-

As of December 31, 2009, the Company had incurred $286,000 of start-up expenses amortizable over 15 years.  Also, the Company acquired certain intangible assets in the amount of $58,500 amortizable over 15 years.  Additionally, the Company has net operating loss carry forwards of approximately $373,000 and $386,000 for both federal and state purpose, respectively.  These federal and state carry forwards are scheduled to expire beginning in 2027.  There could be certain limitation, imposed by Section 382 of the Internal Revenue Code, on the utilization of these loss carry forwards, if there were more than a 50 percent change of control.  The Company has recorded a deferred tax asset of $249,000.  As of December 31, 2009, the Company established a valuation allowance of $249,000 to fully offset the deferred tax asset based on a brief history of operations.

Federal Statutory Rate	4%
Valuation Allowance Adjustment	34%
Effective Rate	0%

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

NOTE 6 – SUBSEQUENT EVENTS

We evaluated subsequent events and were not aware of any that were material.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 and 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2008 and 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2008 and 2009.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Yale Farar	71	President and Director	2005
Mitchell W. Turk	54	Chief Financial Officer, Secretary and Director	2005
Gary Saderup	58	Director	2005
Steve Dorff	60	Director and President of Latigo Shore Music, Inc.	2007

Yale Farar, President and Director, has been an active private investor for over forty years, specializing in corporate development. Since April 1996, Mr. Farar has also been the manager and principal owner of Brooktide, LLC, and the controlling stockholder of Rokwader. Brooktide, LLC is owned by, and engages in investment and financial management for Mr. Farar. No other company affiliated with Mr. Farar, other than Brooktide, LLC, has any relationship with Rokwader.

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

Gary Saderup, Director, has been an active artist, publisher and independent businessman for over 30 years. Through his company, Gary Saderup, Inc., formed in December 1994, Mr. Saderup has sold his work internationally, including in Japan, Australia, South Africa, the U.K., Germany and Canada, as well as within the U.S. Mr. Saderup studied at Brigham Young University, the University of Hawaii, and the Art Center College of Design. Mr. Saderup has also previously worked as a professional actor and director. Mr. Saderup is also co-owner of a theatrical production company in Ventura County, California. Through this company he has produced and starred in three theatrical productions in the past few years.

Steve Dorff, the President of Latigo, is a long-time composer and producer. Mr. Dorff is a three-time Grammy nominee and has often been on the nation's top music charts. His résumé includes nine #1 film songs and 15 Top 10 hits, including the Kenny Rogers' classic "Through the Years", a BMI 3 million performance song, as well as "I Just Fall In Love Again ", the Anne Murray record that captured Billboard's #1 Song Of The Year honors. His many songs have been sung by some of the greatest artists of our time including Barbra Streisand, Celine Dion, Whitney Houston, George Strait, Vanessa Williams and others. Emmy Nominee for five television compositions, his credits include such stalwarts as "Murphy Brown" and "Murder She Wrote". He has also contributed to various television series’ like "Growing Pains", "Alien Nation", "Spenser: for Hire", "Major Dad", "Colombo", "Reba", and "Rodney". Currently, Mr. Dorff is the musical director of the popular television show “The Singing Bee” on CMT (the “Country Music Television” channel) His many other TV and cable movie credits include the Emmy nominated CBS mini-series "Elvis", the Hallmark Hall of Fame "Rose Hill", the animated Christmas classic "Annabelle's Wish", "Babe Ruth", "The Quick and The Dead", "Moonshine Highway" and "The Defiant Ones". Mr. Dorff’s many movie songs and scores have been featured in "Bronco Billy", "Blast from the Past", "Rocky IV", "Pure Country", "Tin Cup", "Michael", "Dudley Do-Right", "Dancer, Texas", "The Last Boy Scout", "Curly Sue" and "Honky Tonk Man".

Directors serve for a one-year term. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors are acting on behalf of or will act at the direction of any other person.

Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Turk who serves as chairman and Mr. Saderup. Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested "audit committee financial expert" under the federal securities laws. We hope to be able to fill these positions during the latter part of 2010.

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

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2009, 2008 and 2007. No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary compensation table

					Long Term Compensation
	Annual Compensation				Awards		Payout
	Year	Salary	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout($)	All Other Compensation
Yale Farar	2009	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

Mr. Farar has provided services to us at no charge during the early stages of our business. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Employment Agreement

Rokwader does not currently pay any compensation to its officers or directors, and except for Steve Dorff, there are no employment agreements.  In connection with the acquisition of Latigo, the Company entered into an employment agreement with Mr. Dorff, which expired on January 31, 2009. On February 12, 2009, the Company authorized the issuance of 15,000 shares of its common stock to Mr. Dorff for past services rendered to the Company and extended his employment agreement until March 31, 2010. Under the terms of the agreement Mr. Dorff, the President, Secretary and Chief Financial officer of Latigo, will continue to provide Latigo, on a non-exclusive basis, services for the exploitation of musical compositions owned or controlled by Latigo and for the operation of an artist development production company. Nothing shall prevent Mr. Dorff from working independently from Latigo as a producer of musical scores for television and film, and providing his services as a record producer for recording artists signed to other record labels. Mr. Dorff will be paid a performance based compensation of 38% of all income earned by Latigo from the results of Mr. Dorff’s employee services less all operating expenses, including general and administrative expenses, incurred by Latigo.

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

The following tables set forth as of March 11, 2010 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock
Brooktide, LLC (2)	1,632,214	73.7%
Yale Farar (3)	1,632,214	73.7%
Mitchell W. Turk (4)	40,000	1.8%
Gary Saderup (4)	25,000	1.1%
Steve Dorff (4)	115,000	4.5%
Officers and Directors (4 persons)	1,812,214	81.9%

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23950 Craftsman Road, Calabasas, CA 91302.

(2)	The address for Brooktide, LLC is 2050 Russett Way, Carson City, Nevada 89703. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar.

(3)
These shares are held in the name of Brooktide, LLC of which Yale Farar, Rokwader’s President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.

(4)	Individual has sole voting and investment power over such shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

On November 13, 2007, Brooktide, LLC, a limited liability company principally owned by the president of the Company, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

We currently use the offices and music recording studio of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

Item 14.	Principal Accountant Fees and Services.

During the last two fiscal years, Stonefield Josephson, Inc., the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2009, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2009.

	Year ended December 31,
	2009	2008
Audit Fees	$25,000	$24,000
Audit-Related Fees	$-0-	$10,113
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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

FORM 8-K:

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the15th day of March, 2010.

ROKWADER, INC.

By:	/s/ Yale Farar
Yale Farar, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Yale Farar	Dated: March 15, 2010
Yale Farar
President (Principal Executive Officer) and Director

/s/ Mitchell W. Turk	Dated: March 15, 2010
Mitchell W. Turk
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Gary Saderup	Dated: March 15, 2010
Gary Saderup
Director

/s/ Steve Dorff	Dated: March 15, 2010
Steve Dorff
Director and President of Latigo Shore Music, Inc.

EXHIBIT INDEX

Exhibit	Item
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
3.2	By-Laws (filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
4.1	Specimen Certificate of Common Stock (filed as Exhibit 4.1 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.2	Escrow Agreement (filed as Exhibit 4.2 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.3	Amendment to Escrow Agreement (filed as Exhibit 4.3 to the Company’s Amended registration statement on Form SB-2 as filed on July 28, 2005, and incorporated by reference herein)
4.4	Registration Rights Agreement (filed as Exhibit 4.4 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form SB-2 as filed on May 27, 2005, and incorporated by reference herein)
10.2	Agreement to Advance Funds by Yale Farar (filed as Exhibit 10.2 to the Company’s Amended registration statement on Form SB-2 as filed on September 28, 2005, and incorporated by reference herein)
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