Form 10-Q
period 2010-03-31
ROKWADER, INC.
filed 2010-05-17
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 14, 2010 was 2,213,718.

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

PART I.
Item 1. Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	MARCH 31,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash (Note 1)	$8,577	$20,192

Prepaid Insurance	2,833	7,083

TOTAL CURRENT ASSETS	11,410	27,275

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $49,916 and $48,416, respectively (Note 4)	42,384	43,884

Goodwill (Note 4)	41,664	41,664

TOTAL OTHER ASSETS	84,048	85,548

TOTAL ASSETS	$95,458	$112,823

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts Payable	$11,554	$1,266

Accrued Expenses	10,713	9,588

Related Party Note Payable (Note 3)	75,000	75,000

TOTAL CURRENT LIABILITIES	97,267	85,854

TOTAL LIABILITIES	97,267	85,854

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-

Common Stock, $.001 par value, 100,000,000 shares authorized, 2,213,718 and 2,213,718 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,214	2,214

Additional Paid-In Capital	665,110	665,110

Paid-In Capital - Stock Options (Note 2)	7,566	7,566

(Deficit) Accumulated During Development Stage	(676,699)	(647,921)

TOTAL STOCKHOLDERS' EQUITY(DEFICIT) (Note 2)	(1,809)	26,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,458	$112,823

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	THREE MONTHS ENDED	THREE MONTHS ENDED	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO
	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010

REVENUE	$-	$-	$6,653

EXPENSES
General and Administrative	28,782	48,330	684,179
OTHER INCOME
Interest Income	4	155	827

NET (LOSS)	$(28,778)	$(48,175)	$(676,699)

NET (LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.02)	$(0.40)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,213,718	2,206,551	1,701,872

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

	THREE MONTHS ENDED	THREE MONTHS ENDED	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO
	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,778)	$(48,175)	$(676,699)

Adjustments for non-cash items:
Amortization expense	1,500	5,225	49,916

Issuance of stock for interest payable	-	-	2,823

Issuance of stock for services rendered	-	11,250	40,510

Non-cash stock compensation expense	-	-	7,566

Changes in assets and liabilities:
Prepaid insurance	4,250	4,500	(2,833)

Accounts payable	10,288	8,929	11,554

Accrued expenses	1,125	1,125	10,713

Insurance payable	-	(1,651)	-

Net Cash Used for Operating Activities	(11,615)	(18,797)	(556,450)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	-	(29,964)

Net Cash Used for Investing Activities	-	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	273,991

Repayment of loan payable	-	-	(34,000)

Proceeds from issuance of loan payable to officer	-	-	280,000

Proceeds from issuance of note payable	-	-	75,000

Net Cash Provided by Financing Activities	-	-	594,991

NET INCREASE (DECREASE) IN CASH	(11,615)	(18,797)	8,577

CASH AT BEGINNING OF PERIOD	20,192	108,870	-

CASH AT END OF PERIOD	$8,577	$90,073	$8,577

Cash Paid During the Period for:
Interest	$1,125	$1,138	$19,578

Income taxes	$-	$-	$6,796

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock (Note 4) valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$-	$11,250	$11,250

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $676,699, as of March 31, 2010.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes.  Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return.  Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position.  The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meet~~s~~ the more likely than not recognition

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued an update to its Accounting Standards Codification Topic 718 related to Compensation – Stock Compensation.  This update addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation–Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2010, the FASB issued an update to its Accounting Standards Codification Topic 740 related to Income Taxes.  This update clarifies the accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act.  Due to timing differences that could arise with the different signing dates of these two laws, the SEC would not object to a view that the two Acts should be considered together for accounting purposes.  Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In February 2010, the FASB issued an update to its Accounting Standards Codification Topic 855 related to Subsequent Events.  The amendment to Topic 855 states that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.  Additionally, the amendment includes a definition of an SEC filer and removes the definition of a public entity.  The amendment is effective for interim and annual periods ending after June 15, 2010.  This update will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued an update to its Accounting Standards Codification Topic 815 related to Derivatives and Hedging.  The amendments to Topic 815 clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued an update to its Accounting Standards Codification Topic 505 related to Equity.  The amendments of this update applies to the Accounting for Distributions to Shareholders with Components of Stock and Cash and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in Earning Per Share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).   The amendments in this Topic are effective for interim and annual periods beginning December 15, 2009, and should be applied on a retrospective basis.  Implementation of this update will not a have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued an update to its Accounting Standards Codification Topic 470 related to Debt (and Certain Preferred Stock) With Specific Conversion Features and Other Options.  The guidance updated in this Topic applies to an equity share-lending arrangement on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing.  Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued an update to its Accounting Standards Codification Topic 605 related to Revenue Recognition.  These updates, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. This update will not a have a material impact on our consolidation financial position or results of operations.

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

In June 2009, the Financial Accounting Standards Board issued Accounting Standards Codification Topic 810 related to Consolidation. This addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The statement is not expected to have a significant effect on the financial statements of the Company.

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

On August 16, 2007, the Company issued shares of its common stock for services rendered.  As a result, Mitchell W. Turk received 32,000 shares of common stock, Gary Saderup received 17,500 shares of common stock, Steve Dorff received 30,000 shares of common stock, and William B. Barnett received 25,000 shares of common stock, which collectively were valued at $29,260 and recognized in general and administrative expenses.  The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers.

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
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 4 – ACQUISITION OF LATIGO SHORE MUSIC, INC. (CONTINUED)

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805 related to Business Combinations to account for the additional shares issued.  According to Topic 805, if the Net Profits exceed the amounts outlined by the earn-out provision and the Company issues the additional shares of Rokwader common stock, the Company will record the fair value of the shares issued as an additional cost of the acquisition of Latigo.

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

NOTE 5 – SUBSEQUENT EVENTS

On April 14, 2010, Mr. Yale Farar, the President of Rokwader, loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.75 per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements.

Based on a presumed share value of $.75 per share and a conversion price of $.75, the convertibility does not appear to be a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debt appears to meet the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

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

Latigo’s primary activity is the development of a production company for the purpose of creating viable entertainment assets. One of Latigo’s major functions will be to discover new musical talent. With the new talent, Latigo can make Master quality recordings and function as a conduit either selling or leasing such recordings to major record companies and distributors. Latigo would pay the costs of producing three or four songs per artist, garnering enough interest to then have a major label pick up the remaining costs to finish the project

Latigo is also interested in acquiring music catalogues. Latigo acquired a 50% interest in its first music catalogue consisting of 107 songs. Latigo hopes to be able to receive publishing fees on the copyrights as other singers, movies, television, or other theatrical outlets utilize the songs in the catalogue.

 Latigo’s initial period from inception (November 2, 2006) through December 31, 2006 reflects minimal business activities. For the first month Latigo worked on its business model and began negotiating for musical assets, music catalogues and new musical talent. On January 19 and 25, 2007 Latigo acquired two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. During the quarter ended June 30, 2007, two of the titles from the Latigo catalog, “When The Hero Dies” and “The Best Things In Life”, were recorded by legacy artist BJ Thomas for inclusion in the film “Jake’s Corner”. The movie was released in the latter part of 2008.  A soundtrack CD was released in conjunction with the release of the movie ‘Jake’s Corner’ which contained two of the Company’s songs.

Latigo’s expenses associated with its business for the three month period ending March 31, 2010, were $2,650. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the later part of 2010.

During the three months ended March 31, 2010 and 2009, the Company had no revenues.  During the three months ended March 31, 2010 and 2009, the Company incurred net losses of $(28,778) and $(48,175), respectively.  As of March 31, 2010, the Company had stockholders’ deficit of $1,809.  As of March 31, 2009, the company had stockholders’ equity of $91,734.

Costs and Resources

During the remainder of 2010, we anticipate incurring costs of approximately $40,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($8,577 as of March 31, 2010), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, proceeds from our current public offering, deferral of fees by certain service providers, if necessary, and revenues from operations.  On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

Results of Operation for the three months ended March 31, 2010 and 2009

During the three months ended March 31, 2010 and 2009, the Company had no revenues.  During the three months ended March 31, 2010 and 2009, the Company incurred general and administrative expenses of $28,782 and $48,330 consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-KSB’s and other SEC reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(28,778) and $(48,175) for the periods ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 the Company had stockholders’ deficit of $1,809 compared to a stockholders’ equity of $91,734 as of March 31, 2009.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of March 31, 2010, we had an accumulated deficit of $676,699.  As of March 31, 2010, we had cash of $8,577 and a working capital deficit of $85,857.

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

Off-balance Sheet Arrangements

Since our inception through March 31, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2009 and 2010, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROKWADER, INC.

Date: May 17, 2010	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: May 17, 2010	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002