Form 10-Q
period 2010-06-30
ROKWADER, INC.
filed 2010-08-16
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-125314

ROKWADER, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	7929	73-1731755
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

23300 Ventura Boulevard, 2nd Floor, Woodland Hills, CA 91364
(Address of principal executive offices)

(818) 224-3675
(Registrant’s telephone number, including area code)

23950 Craftsman Road, Calabasas, CA 91302
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 12, 2010 was 2,213,718.

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

PART I.

Item 1.	Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	JUNE 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS:

Cash (Note 1)	$2,006	$20,192
Prepaid Insurance	15,583	7,083

TOTAL CURRENT ASSETS	17,589	27,275

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $51,416 and $48,416 at June 30, 2010 and December 31, 2009, respectively	40,884	43,884
Goodwill (Note 4)	41,664	41,664

TOTAL OTHER ASSETS	82,548	85,548

TOTAL ASSETS	$100,137	$112,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts Payable	$-	$1,266
Accrued Expenses	18,286	9,588
Related Party Notes Payable (Note 3)	100,000	75,000

TOTAL CURRENT LIABILITIES	118,286	85,854

TOTAL LIABILITIES	118,286	85,854

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,213,718 shares issued and outstanding as of June 30, 2010 and December 31, 2009	2,214	2,214
Additional Paid-In Capital	665,110	665,110
Paid-In Capital - Stock Options (Note 2)	7,566	7,566
(Deficit) Accumulated During Development Stage	(693,039)	(647,921)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY (Note 2)	(18,149)	26,969

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$100,137	$112,823

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2010	THREE MONTHS ENDED JUNE 30, 2009	SIX MONTHS ENDED JUNE 30, 2010	SIX MONTHS ENDED JUNE 30, 2009	FOR THE PERIOD FROM MARCH 18, 2005 (INCEPTION) TO JUNE 30, 2010
REVENUE	$500	$-	$500	$-	$7,153

EXPENSES
General and Administrative	16,840	16,106	45,622	64,436	701,019

OTHER INCOME
Interest Income	-	48	4	203	827

NET (LOSS)	$(16,340)	$(16,058)	$(45,118)	$(64,233)	$(693,039)

NET (LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,213,718	2,213,718	2,213,718	2,210,154	1,725,968

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
	SIX	SIX	FROM MARCH 18, 2005
	MONTHS	MONTHS	(INCEPTION)
	ENDED JUNE 30, 2010	ENDED JUNE 2009	TO JUNE 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,118)	$(64,233)	$(693,039)
Adjustments for non-cash items:
Amortization expense	3,000	7,642	51,416
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	-	11,250	40,510
Non-cash stock compensation expense	-	-	7,566

Changes in assets and liabilities:
Prepaid insurance	(8,500)	(8,083)	(15,583)
Deferred offering costs	-	-	-
Accounts payable	(1,266)	(2,162)	-
Accrued expenses	2,567	2,250	12,155
Insurance payable	-	(1,651)	-
Credit card payable	6,131	512	6,131

Net Cash Used for Operating Activities	(43,186)	(54,475)	(588,021)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	-	(29,964)

Net Cash Used for Investing Activities	-	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	273,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer		-	280,000
Proceeds from issuance of related party notes payable	25,000	-	100,000

Net Cash Provided by Financing Activities	25,000	-	619,991

NET (DECREASE)/ INCREASE IN CASH	(18,186)	(54,475)	2,006

CASH AT BEGINNING OF PERIOD	20,192	108,870	-

CASH AT END OF PERIOD	$2,006	$54,395	$2,006

Cash Paid During the Period for:
Interest	$2,695	$2,261	$22,273
Income taxes	$821	$1,600	$7,617

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock (Note 4) valued at $1.00	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$-	$11,250	$11,250

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated on consolidation.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $693,039, as of June 30, 2010.

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

LONG-LIVED ASSETS

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in our business are written off in the period identified since they are no longer expected to generate any positive cash flows for us. Long-lived assets that continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value.

While we believe the expected cash flows from our long-lived assets, including intangible assets, exceed their carrying amounts, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected revenues or operating expenses, we may conclude, in future impairment tests, that the estimated fair value of our long-lived assets, including intangible assets, is less than their book value and recognize an impairment charge. Any impairment charge would adversely affect any future earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued an update to its Accounting Standards Codification Topic 605 related to Revenue Recognition – Milestone Method.  This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method.  The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  Implementation of this update did not have a material impact on our consolidated financial position or results of operations.

In April 2010, the FASB issued an update to its Accounting Standards Codification Topic 718 related to Compensation – Stock Compensation.  This update addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation–Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Implementation of this update did not have a material impact on our consolidated financial position or results of operations.

In March 2010, the FASB issued an update to its Accounting Standards Codification Topic 740 related to Income Taxes.  This update clarifies the accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act.  Due to timing differences that could arise with the different signing dates of these two laws, the SEC would not object to a view that the two Acts should be considered together for accounting purposes.  Implementation of this update did not have a material impact on our consolidated financial position or results of operations.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2010, the FASB issued an update to its Accounting Standards Codification Topic 855 related to Subsequent Events.  The amendment to Topic 855 states that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.  Additionally, the amendment includes a definition of an SEC filer and removes the definition of a public entity.  The amendment is effective for interim and annual periods ending after June 15, 2010.  The Company is in the process of evaluating and implementing this update. This update did not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued an update to its Accounting Standards Codification Topic 815 related to Derivatives and Hedging.  The amendments to Topic 815 clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  Implementation of this update did not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued an update to its Accounting Standards Codification Topic 505 related to Equity.  The amendments of this update applies to the Accounting for Distributions to Shareholders with Components of Stock and Cash and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in Earning Per Share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).   The amendments in this Topic are effective for interim and annual periods beginning December 15, 2009, and should be applied on a retrospective basis.  Implementation of this update did not a have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued an updated to its Accounting Standards Codification Topic 470 related to Debt (and Certain Preferred Stock) With Specific Conversion Features and Other Options.  The guidance updated in this Topic applies to an equity share-lending arrangement on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing.  Implementation of this update did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued an update to its Accounting Standards Codification Topic 605 related to Revenue Recognition.  These updates, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. This update did not a have a material impact on our consolidated financial position or results of operations.

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

In September 2009, the FASB issued an update to its Accounting Standards Codification Topic 820 related to Fair Value Measurements and Disclosures.  This update issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation did not have a material impact on our consolidated financial position or results of operations.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 105 related to Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has appropriately implemented this statement and accurately changed its notes to the consolidated financial statements to adhere to the FASB’s Accounting Standards Codification.

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 810 related to Consolidation. This addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The statement is not expected to have a significant effect on the consolidated financial statements of the Company.

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 860 related to Transfers and Servicing. This statement addresses (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  This statement is not expected to have a significant effect on the consolidated financial statements of the Company.

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

Accordingly, the $125,000 subject to the withdrawal restrictions had been classified as restricted cash, and in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 related to Financial Instruments with Characteristics of Both Liabilities and Equity, a liability was recorded for the obligation to repay these amounts to the investors if an acquisition is not consummated.  On April 10, 2007, the Company returned these funds to the investors including interest, as management determined that a qualifying business combination would not occur by May 2, 2007.

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

On September 26, 2007, in order to provide a fair and reasonable percentage in ownership of the Company and a fair and reasonable share price for potential future investors, the Company adjusted its capitalization.  The Company received 544,286 shares of common stock for cancellation, from Brooktide, LLC (a company controlled by Mr. Yale Farar).  The Company cancelled and returned the shares of common stock to authorized but unissued status.

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

Significant Factors contributing to the Difference between Fair Value as of the Date of Each Grant and Estimated IPO Price
In April 2007 the Company acquired Latigo Shore Music, Inc. a business valued at $100,000 by an independent business appraisal firm. In light of the perceived future potential of Latigo’s music inventory and industry experience of Latigo’s President, the Company and Latigo’s President agreed on a per share valuation of $1.00 per share of the Company’s common stock. This valuation was determined after arms-length negotiations between the Company and Latigo and was accepted as a fair valuation by the parties to this transaction.

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

The Company filed a registration statement, Form S-1, with the SEC on December 6, 2007. The SEC declared the registration statement effective on May 13, 2008. On August 5, 2008, the Company closed its initial public offering after selling 318,504 shares of its common stock at a price of $0.75 per share for gross proceeds of $238,878. After $66,127 of offering costs, the net proceeds totaled $172,751.  The net proceeds were used to acquire music catalogues, for music production and promotion and for general working capital.

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

Based on a presumed share value of $.28 per share and a conversion price of $.375, the convertibility does not represent a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

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

Based on a presumed share value of $.75 per share and a conversion price of $.75, of the note mentioned in the paragraph, the convertibility does not represent a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

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

The Company acquired Latigo Shore Music, Inc. which business had been valued at $100,000 by an independent business appraisal firm. In light of the perceived future potential of Latigo’s music inventory and industry experience of Latigo’s President, the Company and Latigo’s President agreed on a per share valuation of $1.00 per share of the Company’s common stock. This valuation was determined after arms-length negotiations between the Company and Latigo and was accepted as a fair valuation by the parties to this transaction.  The valuation of the per share value of the Company’s common stock was determined by the Board of Directors, in its best judgement. Without the benefit of a history of operations, the factors considered by the Board of Directors were the net worth of the Company, the prospects for business, the economic condition of the music industry and the subjective value related to development stage companies. The Board did not base their valuation of the common shares on any one assumption or methodology.

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

Latigo’s expenses associated with its business for the six month period ending June 30, 2010, were $4,950.  Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the later part of 2010.

During the six months ended June 30, 2010 and 2009, the Company had revenues of $500.00 and 0, respectively.  During the six months ended June 30, 2010 and 2009, the Company incurred net losses of $(45,118) and $(64,233), respectively.  As of June 30, 2010, the Company had stockholders’ deficit of $18,149.  As of June 30, 2009, the company had stockholders’ equity of $26,969.

Costs and Resources

During the remainder of 2010, we anticipate incurring costs of approximately $20,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($2,006 as of June 30, 2010), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations.  On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

On April 14, 2010, Mr. Farar, the President of Rokwader, loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.75 per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements.  Based on a presumed share value of $.75 per share and a conversion price of $.75, the convertibility does not appear to be a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.

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

Results of Operation for the six months ended June 30, 2010 and 2009

During the six months ended June 30, 2010 and 2009, the Company had revenues of $500.00 and 0, respectively.  During the six months ended June 30, 2010 and 2009, the Company incurred general and administrative expenses of $45,662 and $64,436 consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-Q’s and other SEC reporting obligations. These operating expenses combined with insignificant revenues resulted in net losses of $(45,118) and $(64,233) for the six month period ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 the Company had stockholders’ deficit of $18,149 compared to a stockholders’ equity of $26,969 as of June 30, 2009.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of June 30, 2010, we had an accumulated deficit of $693,039.  As of June 30, 2010, we had cash of $2,006 and a working capital deficit of $100,697.

To date, we have funded our operations through short-term debt. From inception, we have borrowed $380,000 as an advance from our largest stockholder. On August 16, 2007, we issued 1,000,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar, our largest stockholder) in full satisfaction of $280,000, which was the total owed to Mr. Farar as of that date.  On April 14, 2010, and in November 2007, Yale Farar, personally, and Brooktide, LLC, a limited liability company controlled by Mr. Farar, loaned the Company, pursuant to a convertible promissory note, $25,000 and $75,000, respectively (the “Notes”). The convertibility of these Notes is not considered to be a beneficial conversion feature, accordingly, if the debt is converted, the liability will be decreased and capital will increase. The proceeds of the Notes were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

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

Off-balance Sheet Arrangements

Since our inception through June 30, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2009 and 2010, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On April 14, 2010, Mr. Farar, the President of Rokwader, loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.75 per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

Mr. Farar as president of the Company has full knowledge of the business and financial condition of the Company.  He is a sophisticated investor and the Company paid no commissions regarding the issuance of the Note.  The Note was issued without registration pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matter to Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item
10.7	Promissory Note between the Company and Yale Farar in the amount of $25,000 dated April 14, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: August 16, 2010	/s/ Yale Farar
Yale Farar, President
(Principal Executive Officer)

Date: August 16, 2010	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
10.7	Promissory Note between the Company and Yale Farar in the amount of $25,000 dated April 14, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002