Form 10-Q
period 2010-09-30
ROKWADER, INC.
filed 2010-11-22
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-125314

ROKWADER, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	7929	73-1731755
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 31, 2010 was 2,213,718.

TABLE OF CONTENTS

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

PART I

Item 1.	Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	SEPTEMBER 30,
	2010	DECEMBER 31,
	(UNAUDITED)	2009

ASSETS

CURRENT ASSETS:

Cash (Note 1)	$4,127	$20,192
Prepaid Insurance	11,333	7,083

TOTAL CURRENT ASSETS	15,460	27,275

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $52,916 and $48,416, respectively	39,384	43,884
Goodwill (Note 4)	41,664	41,664

TOTAL OTHER ASSETS	81,048	85,548

TOTAL ASSETS	$96,508	$112,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$262	$1,266
Accrued Expenses	29,295	9,588
Related Party Notes Payable (Note 3)	100,000	75,000

TOTAL CURRENT LIABILITIES	129,557	85,854

TOTAL LIABILITIES	129,557	85,854

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,213,718 and 2,213,718 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,214	2,214
Additional Paid-In Capital	672,547	665,110
Paid-In Capital - Stock Options (Note 2)	15,003	7,566
(Deficit) Accumulated During Development Stage	(715,376)	(647,921)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY (Note 2)	(33,049)	26,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,508	$112,823

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS	FOR THE PERIOD FROM MARCH 18, 2005
	ENDED SEPTEMBER 30, 2010	ENDED SEPTEMBER 30, 2009	ENDED SEPTEMBER 30, 2010	ENDED SEPTEMBER 30, 2009	(INCEPTION) TO SEPTEMBER 30, 2010

REVENUE	$-	$153	$500	$153	$7,153

EXPENSES
General and Administrative	22,337	20,607	67,959	85,043	723,356

OTHER INCOME
Interest Income	-	20	4	223	827

NET (LOSS)	$(22,337)	$(20,434)	$(67,455)	$(84,667)	$(715,376)

NET (LOSS) PER COMMON SHARE - BASIC& DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.41)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,213,718	2,213,718	2,213,718	2,211,355	1,748,059

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

			FOR THE PERIOD FROM
	NINE MONTHS ENDED SEPTEMBER 30, 2010	NINE MONTHS ENDED SEPTEMBER 30, 2009	MARCH 18, 2005(INCEPTION) TO SEPTEMBER 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,455)	$(84,667)	$(715,376)
Adjustments for non-cash items:
Amortization expense	4,500	9,142	52,916
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	-	11,250	40,510
Non-cash stock compensation expense	7,437	-	15,003

Changes in assets and liabilities:
Prepaid insurance	(4,250)	(3,833)	(11,333)
Deferred offering costs	-	-	-
Accounts payable	(1,004)	5,338	262
Accrued expenses	4,067	5,663	13,655
Insurance payable	-	(1,651)	-
Credit card payable	15,640	-	15,640

Net Cash Used for Operating Activities	(41,065)	(58,758)	(585,900)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc. (Note 4)	-	-	(29,964)

Net Cash Used for Investing Activities	-	-	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	273,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer		-	280,000
Proceeds from issuance of note payable	25,000	-	100,000
Increase in restricted cash	-	-	-
Increase in subscription payable	-	-	-

Net Cash Provided by Financing Activities	25,000	-	619,991

NET (DECREASE)/ INCREASE IN CASH	(16,065)	(58,758)	4,127

CASH AT BEGINNING OF PERIOD	20,192	108,870	-

CASH AT END OF PERIOD	$4,127	$50,112	$4,127

Cash Paid During the Period for:
Interest	$4,663	$3,388	$24,241
Income taxes	$821	$1,600	$7,617

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock (Note 4) valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$-	$11,250	$11,250

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

INTERIM RESULTS

The accompanying consolidated financial statements at September 30, 2010 and for the three and nine month periods ended September 30, 2009 and 2010 and for the period from March  18, 2005 (inception) to September 30, 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  Balance sheet amounts as of December 31, 2009 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2009.  The Company’s operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $715,376 as of September 30, 2010.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders.  The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes.  Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return.  Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position.  The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement.  This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. As of September 30, 2010 and December 31, 2009, the Company did not provide an accrual for uncertain tax positions as no such uncertain positions requiring accrual were identified.

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

LONG-LIVED ASSETS

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in our business are written-off in the period identified since they are no longer expected to generate any positive cash flows for us. Long-lived assets that continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value.

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

In February 2010, the FASB issued an update to its Accounting Standards Codification Topic 855 related to Subsequent Events.  The amendment to Topic 855 states that an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.  Additionally, the amendment includes a definition of an SEC filer and removes the definition of a public entity.  The amendment is effective for interim and annual periods ending after June 15, 2010. The Company has evaluated subsequent events through November 22, 2010.

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

In June 2009, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 810 related to Consolidation. This addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The statement did not have a significant effect on the financial statements of the Company.

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

On August 29, 2008, the Company’s board of directors agreed to issue 9,000 stock options to Mr. Gary Saderup for the purchase of the Company’s shares of common stock.  The stock options are exercisable at $0.75 per share and expire 2 years from the date of grant. On August 26, 2010, the Company and Mr. Saderup mutually agreed to extend the exercise date of these options to August 28, 2012.

On August 31, 2008, the Company additionally agreed to enter into a consulting agreement with Mr. Stephen Horwitz.  According to the agreement, Mr. Horwitz would act as a consultant to the Company for 18 months.  The Company was to grant Mr. Horwitz warrants to purchase 25,000 shares of its common stock at an exercise price of $0.75 per share. Warrants to purchase 12,500 shares will be granted upon execution of the consulting agreement.  The warrants to purchase the remaining 12,500 shares were to be granted in 90 days, subject to approval by the President of the Company as to the quality of the work performed by Mr. Horwitz.  On November 26, 2008, the Board of Directors denied the grant of the remaining 12,500 shares.  Additionally, the consulting agreement expired on June 1, 2009, a total of nine months.  The 12,500 warrants issued expire 2 years from the date of grant. On August 26, 2010, the Company and Mr. Horwitz mutually agreed to extend the exercise date of these warrants to August 28, 2012.

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

At September 30, 2010, the 21,500 vested options are outstanding at an exercise price of $0.75 per share and there is no intrinsic value.  Compensation cost charged to operations was $7,437 for the nine month period ended September 30, 2010.  Compensation cost charged to operations was $11,250 for the year ended December 31, 2009 and $7,566 for the year ended December 31, 2008.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

Latigo’s expenses associated with its business for the nine month period ending September 30, 2010, were $6,950.  Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the later part of 2010.

During the nine months ended September 30, 2010 and 2009, the Company had revenues of $500 and $0, respectively.  During the nine months ended September 30, 2010 and 2009, the Company incurred net losses of $(67,455) and $(84,667), respectively.  As of September 30, 2010, the Company had stockholders’ deficit of $33,049.  As of September 30, 2009, the company had stockholders’ equity of $55,242.

Costs and Resources

During the remainder of 2010, we anticipate incurring costs of between $10,000 and $15,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($4,127 as of September 30, 2010), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC, a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations.  On February 23, 2007, Rokwader and Mr. Farar, executed a promissory note issued pursuant to the terms of the Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated September 21, 2005 (the “Agreement”), the Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar dated May 10, 2006 (the “Amended Agreement”), and the Second Amended Agreement to Advance Funds entered into by and between Rokwader and Mr. Farar and dated December 4, 2006. The promissory note directed Mr. Farar to advance up to an additional $50,000 to Rokwader.   On April 26, 2007, Mr. Farar, loaned Rokwader an additional $110,000 in accordance with a 6% Subordinated Convertible Promissory Note (“Note”) executed by Rokwader, bringing the total funds advanced by Mr. Farar to $280,000. On August 16, 2007, the Company issued 1,000,000 shares of its common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $280,000 plus interest owed to Mr. Farar at that time. On November 13, 2007, Brooktide, LLC, loaned the Company $75,000, pursuant to a 6% convertible promissory note. The note is a demand note and may be prepaid at any time, without premium or penalty. The Note can be converted by the holder into common stock of the Company at an initial conversion price of $0.375 per share.

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

On April 14, 2010, Mr. Farar, the President of Rokwader, loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.75 per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements.  Based on a presumed share value of $.75 per share and a conversion price of $.75, the convertibility is not a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.

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

On December 6, 2007, the Company filed a registration statement with the SEC for the sale of its common stock to raise up to $525,000 in new capital.  The registration statement was declared effective by the SEC on May 13, 2008 and the Company raised an aggregate of $238,878.

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

Results of Operation for the nine months ended September 30, 2010 and 2009

During the nine months ended September 30, 2010 and 2009, the Company had revenues of $500 and $0, respectively.  During the nine months ended September 30, 2010 and 2009, the Company incurred general and administrative expenses of $67,959 and $85,043 consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-Q’s and other SEC reporting obligations. These operating expenses combined with insignificant revenues resulted in net losses of $(67,455) and $(84,667) for the nine month period ended September 30, 2010 and 2009, respectively.  As of September 30, 2010 the Company had stockholders’ deficit of $33,049 compared to a stockholders’ equity of $ 55,242 as of September 30, 2009.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of September 30, 2010, we had an accumulated deficit of $715,376.  As of September 30, 2010, we had cash of $4,127 and a working capital deficit of $114,097.

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

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating revenues from our operations for another 9 to 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms. These factors and the Company's ability to meet its expense obligations from current operations, and the need to raise additional capital to accomplish its objectives raise substantial doubt about the Company's ability to continue as a going concern.

Off-balance Sheet Arrangements

Since our inception through September 30, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. See Note 1 to the accompanying financial statements for the impact on the Company of recently issued accounting pronouncements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2010, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: November 22, 2010	/s/ Yale Farar
Yale Farar, President
(Principal Executive Officer)

Date: November 22, 2010	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002