Form 10-K
period 2010-12-31
ROKWADER, INC.
filed 2011-03-31
CIK 1322952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates:  $353,628.00

Issuer revenues for its most recent fiscal year: $ 500.00

Number of shares outstanding of each of the issuer's classes of common stock at March 16, 2011:   Common Stock: 2,283,718.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

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

 Corporate Overview

One of Latigo’s assets is a music catalog (the "Catalog").  The Catalog (including copyrights and publishing rights) consists of 107 original songs written in whole or in part by Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo.  Other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer.  Other songwriters also sometimes have their own publishing designees.  Latigo also has the development rights to two master recordings of finished CDs featuring Steve Dorff as a singer, entitled Pacific Sunrise and You Set My Dreams to Music, which have not yet had major distribution.  Steve Dorff and his co-writers of the songs retain the copyrights and publishing rights and they will be paid a writer's fee and publisher's fee if and when Latigo begins distribution of the CDs.

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

Both 'Jake's Corner' and 'Small Town Saturday Night' are feature films.  ‘Jake’s Corner’ was released in the fall of 2008 and ‘Small Town Saturday Night’ was released in 2010.  The film ‘Pure Country II’ came out in the first quarter of 2011. Latigo has one song in that film called ‘Love You Never Forget’.

Mr. Steve Dorff has also offered his services non-exclusively as a producer for Latigo's music production business and given Latigo a right of first refusal to any future productions he may undertake.

Business Strategy

Latigo is in the music industry business. Latigo believes emerging technologies and the introduction of innovative business relationships in the current market allow for a unique opportunity for business expansion. We intend to act as a conduit through selling or leasing recordings of any artists that we may exclusively sign to record companies and distributors. In rare cases, should market conditions and emerging technologies warrant, Latigo would distribute music material for signed artists themselves, at their sole discretion. Should the artist also be a songwriter, Latigo will acquire a percentage of these copyright interests, provided the publishing interests are available.

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

Concentration of ownership will allow one shareholder to control Rokwader’s business

The President, and largest shareholder of Rokwader, currently owns approximately 71.5% of the outstanding stock of Rokwader. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as Directors and effectively operate Rokwader’s business, regardless of other investors’ preferences.

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

The success of Rokwader’s plan of operation will depend to a great extent on the operations, financial condition and management of its sole subsidiary Latigo. Latigo does not have an established operating history. The music and entertainment industry is a very speculative one with changing trends, music and movie themes, contemporary issues, age and gender preferences and other factors determining the success or failure of various types of music, theatre and movies. Consequently, there is no assurance that the interest in the musical catalogue or master recordings currently owned by Latigo will find a significant audience or be commercial successes. Therefore, the success of our operations will be dependent upon management of Latigo’s business and numerous other factors beyond our control.

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

Rokwader has only generated a limited amount of revenues from operations. Consequently, we had a net loss of $163,622 for the year ended December 31, 2010 and $112,940 for the year ended December 31, 2009.  As of December 31, 2010, we had a working capital deficiency of $(144,216) and $10,871 of cash available. The current cash resources may not be sufficient to satisfy the cash requirements of Latigo over the next 12 months.

Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources.  To date, the proceeds from our IPO offering and investment by our principal stockholder has funded our current operations. Additional financing may not be available to us on favorable terms, if at all.

Due to our continuing losses from business operations, our independent auditor’s report dated March 29, 2011, includes a “going concern” explanation relating to the fact that our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. We are currently operating with limited cash reserves and no revenues which could inhibit our ability to continue in business or achieve our business objectives.

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

Our corporate and operational offices are located at 23300 Ventura Boulevard, 2nd Floor, Woodland Hills, CA 91364, where we lease office space. The office rent was provided by our President, Yale Farar, at no costs to us. In addition, music studio facilities are provided to us at no cost to the Company by Mr. Dorff, the Director and President of Latigo. We believe these spaces are currently adequate and plans to move to expanded office space are contingent upon raising additional capital, increasing revenues and the hiring of additional employees.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock, par value, $0.001 per share ("Common Stock") began trading on the Over the Counter NASDAQ Electronic Bulletin Board ("OTC:BB") under the symbol "ROKR” beginning in November 2008.  Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2009

Quarter Ended March 31, 2009	$0.75	$0.75
Quarter Ended June 30, 2009	0.75	0.75
Quarter Ended September 30, 2009	0.75	0.75
Quarter Ended December 31, 2009	0.75	0.75

Fiscal Year Ending December 31, 2010

Quarter Ended March 31, 2010	$1.01	$0.51
Quarter Ended June 30, 2010	1.01	0.51
Quarter Ended September 30, 2010	1.01	0.51
Quarter Ended December 31, 2010	1.01	0.51

Fiscal Year Ending December 31, 2011

January 1 through March 16, 2011	$1.01	$0.51

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

Common Stock Currently Outstanding

As of March  16, 2011, 1,965,214 of our current outstanding shares were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

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

Recent Sales of Unregistered Securities

 On January 3, 2011, the Company sold 70,000 shares of its common stock to one ”accredited” investor at $0.50 per shares for an aggregate amount of $35,000.00.  The shares were sold in reliance on exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws.

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

Plan of Operations

Our principal business objective for the next 12 months will be to achieve long-term growth through Latigo, our wholly-owned subsidiary.

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

Latigo owns two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. Two of the titles from the Latigo catalog, “When The Hero Dies” and “The Best Things In Life”, have been recorded by legacy artist BJ Thomas for inclusion in the film “Jake’s Corner”. The movie was released in the latter part of 2008.  A soundtrack CD was released in conjunction with the release of the movie ‘Jake’s Corner’ which contained two of the Company’s songs.

Latigo’s expenses associated with its business through December 31, 2010, were $8,640. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the fourth quarter of 2011.

During the years ended December 31, 2010 and 2009, the Company had revenues of $500 and $153, respectively. During the years ended December 31, 2010 and 2009, the Company incurred net losses of $(163,622) and $(112,940), respectively. As of December 31, 2010, the Company had stockholders’ deficit of $(129,216).  As of December 31, 2009, the Company had stockholders’ equity of $26,969.

Costs and Resources

During the year ended December 31, 2010, our costs related to filing of Exchange Act reports were $41,533.  On April 14, 2010, Mr. Farar, President of the Company, loaned $25,000 to the Company. On November 17 and December 17, 2010, Brooktide, LLC, a company controlled by Mr. Farar, loaned $16,000 to Latigo, the Company’s subsidiary, and $9,000 to the Company, respectively.  All of the loans were evidenced by three Subordinated Convertible Promissory Notes (the “Notes”) executed by the Company and, in regard to the $16,000 loan, by Latigo. The Notes bear interest of 6% per annum and are convertible at the option of the holder at any time into common stock of the Company at $.75 per share. The Notes are demand notes and may be paid at any time by the Company without permission or penalty.

During 2010 management determined that the intangible assets and goodwill related to the acquisition of Latigo were fully impaired and accordingly, the carrying value of those assets were written off, resulting in a charge to operations of $79,548 in the 2010 statement of operations.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005), and as of December 31, 2010, we had an accumulated deficit of $811,543. As of December 31, 2010, we had cash of $10,871 and a working capital deficiency of $(144,216).

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

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Our auditors have issued a "going concern" opinion, which is included in the financial statements included in this Report. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only minimal revenues and no substantial revenues are anticipated. Our only other source for cash at this time is investments by our CEO and director.

Off-balance Sheet Arrangements

Since our inception through December 31, 2010, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not  have a material effect on our operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

ROKWADER, INC.
Index to audited financial statements

Page
Report of Independent Registered Public Accounting Firm-Marcum LLP	F-1
Report of Independent Registered public Accounting Firm-Stonefeild Josephson, Inc.	F-1a
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2
Consolidated Statements of Operations for the periods ended December 31, 2010 and December 31, 2009 and for the period from March 18, 2005 (Inception) to December 31, 2010	F-3
Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2010 and December 31, 2009 and for the period from March 18, 2005 (Inception) to December 31, 2010	F-4
Consolidated Statements of Cash Flows for the periods ended December 31, 2010 and December 31, 2009 and for the period from March 18, 2005 (Inception) to December 31, 2010	F-5
Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders of Rokwader, Inc.

We have audited the accompanying consolidated balance sheet of Rokwader, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended and for the period from March 18, 2005 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The accompanying financial statements of the Company for the period from March 18, 2005 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 29, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from March 18, 2005 (inception) to December 31, 2009 reflect a net loss of $647,921.  Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from March 18, 2005 (inception) through December 31, 2009, is based solely on the report of such other auditors..

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rokwader, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended and for the period from February 25, 2004 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As set forth in Note 1 to the accompanying consolidated financial statements, although the company has commenced operations, it has generated minimal revenues from operations to date.  As discussed in Note 1, the Company has been generating losses and has incurred an accumulated deficit of $811,543 as of December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are disclosed in Note 1 to the consolidated financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Marcum llp
Los Angeles, California
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Stockholders of Rokwader, Inc.

We have audited the accompanying consolidated balance sheet of Rokwader, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, and for the period from March 18, 2005 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rokwader, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 and for the period from March 18, 2005 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As set forth in Note 1 to the accompanying consolidated statements, although the company has commenced operations, it has generated minimal revenues from operations to date.  As discussed in Note 1, the Company has been generating losses and has incurred accumulated deficit of $647,921 as of December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Stonefield Josephson, Inc.

Los Angeles, California
March 31, 2010

F-1a

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	DECEMBER 31,	DECEMBER 31,
	2010	2009

ASSETS

CURRENT ASSETS:

Cash (Note 1)	$10,871	$20,192
Prepaid Insurance	7,083	7,083

TOTAL CURRENT ASSETS	17,954	27,275

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $0 and $48,416, respectively (Note 4)	15,000	43,884
Goodwill (Note 4)	-	41,664

TOTAL OTHER ASSETS	15,000	85,548

TOTAL ASSETS	$32,954	$112,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$21,931	$1,266
Accrued Expenses	15,239	9,588
Related Party Convertible Note Payable (Note 3)	125,000	75,000

TOTAL CURRENT LIABILITIES	162,170	85,854

TOTAL LIABILITIES	162,170	85,854

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,213,718 shares issued and outstanding as of December 31, 2010 and December 31, 2009	2,214	2,214
Additional Paid-In Capital	680,113	672,676
(Deficit) Accumulated During Development Stage	(811,543)	(647,921)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT) (Note 2)	(129,216)	26,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$32,954	$112,823

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	FOR THE YEAR ENDED	FOR THE YEAR ENDED	(INCEPTION)
	DECEMBER 31, 2010	DECEMBER 31, 2009	TO DECEMBER 31, 2010

REVENUE	$500	$153	$7,153

EXPENSES
General and Administrative	84,578	113,325	739,975
Impairment Losses (Note 4)	79,548	-	79,548
TOTAL EXPENSES	164,126	113,325	819,523

OTHER INCOME/ (EXPENSES)
Interest Income	4	232	827

NET LOSS	$(163,622)	$(112,940)	$(811,543)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.07)	$(0.05)	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,213,718	2,211,951	1,768,295

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on March 30, 2005 for $0.80 per share	1,250,000	1,250	99,990	-	101,240

Net Loss	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net Loss	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on April 23, 2007 for $1.00 per share	70,000	70	69,930	-	70,000

Issuance of Common Stock on August 16, 2007 for $0.28 per share (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on August 16, 2007 for $0.28 per share (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net Loss	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$(399,657)	$83,666

Issuance of Common Stock on August 5, 2008, net of costs of offering of $66,127 at $0.75 per share (Note 2)	318,504	318	172,433	-	172,751

Stock compensation expense (Note 2)	-	-	7,566	-	7,566

Net Loss	-	-	-	(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$661,441	$(534,981)	$128,659

Common Stock issued on February 12, 2009 for services performed (Note 2)	15,000	15	11,235	-	11,250

Net Loss	-	-	-	(112,940)	(112,940)
BALANCE, DECEMBER 31, 2009	2,213,718	$2,214	$672,676	$(647,921)	$26,969

Stock compensation expense (Note 2)	-	-	7,437	-	7,437

Net Loss	-	-	-	(163,622)	(163,622)
BALANCE, DECEMBER 31, 2010	2,213,718	$2,214	$680,113	$(811,543)	$(129,216)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	FOR THE YEAR ENDED	FOR THE YEAR ENDED	(INCEPTION)
	DECEMBER 31, 2010	DECEMBER 31, 2009	TO DECEMBER 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,622)	$(112,940)	$(811,543)
Adjustments for non-cash items:
Amortization expense	6,000	10,642	54,416
Impairment Losses (Note 4)	79,548	-	79,548
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	-	11,250	40,510
Non-cash stock compensation expense	7,437	-	15,003

Changes in assets and liabilities:
Prepaid insurance	-	417	(7,083)
Accounts payable	20,665	(896)	21,931
Accrued expenses	5,651	4,500	15,239
Insurance payable	-	(1,651)	-

Net Cash Used for Operating Activities	(44,321)	(88,678)	(589,156)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	-	-	(29,964)
Acquisition of Music Catalog (Note 4)	(15,000)	-	(15,000)

Net Cash Used for Investing Activities	(15,000)	-	(44,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	273,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	50,000	-	125,000

Net Cash Provided by Financing Activities	50,000	-	644,991

NET (DECREASE) INCREASE IN CASH	(9,321)	(88,678)	10,871

CASH AT BEGINNING OF PERIOD	20,192	108,870	-

CASH AT END OF PERIOD	$10,871	$20,192	$10,871

Cash Paid During the Period for:
Interest	$7,188	$4,513	$25,641
Income taxes	$1,953	$1,600	$8,749

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$-	$11,250	$11,250

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $811,543 as of December 31, 2010.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements.  Management’s plans include seekingf additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders.  The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes.  Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return.  Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position.  The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement.  This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2010 and 2009.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS (CONTINUED)

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942, each.  Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the year ended December 31, 2009.  Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value.  Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill impairment loss was recognized for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued an update to its Accounting Standards Codification Topic 350 related to Goodwill and Other Intangible Assets.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform and additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  This update deals with questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired.  This update is effective, for public entities, for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In December 2010, the FASB issued an update to its Accounting Standards Codification Topic 805 related to Business Combinations.  The objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  It specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

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

The Company, in its development stage, does not have a history of operations, and there is no liquid market for trading the Company’s stock. Subsequently, determining the fair value of our common stock requires making complex and subjective judgments.  The valuation of the per share value of the Company’s common stock was determined contemporaneously by the Board of Directors, in its best judgment. Over the past year, the Company’s share valuation has fluctuated in response to the Company’s varying business condition.

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

The Company filed a registration statement, Form S-1, with the SEC on December 6, 2007. The SEC declared the registration statement effective on May 13, 2008. On August 5, 2008, the Company closed its initial public offering after selling 318,504 shares of its common stock at a price of $0.75 per share for gross proceeds of $238,878. After $66,127 of offering costs, the net proceeds totaled $172,751.  Net proceeds are intended to be used to acquire music catalogues, for music production and promotion and for general working capital.

On August 29, 2008, the Company’s board of directors agreed to issue 9,000 stock options to Mr. Gary Saderup for the purchase of the Company’s shares of common stock.  The stock options are exercisable at $0.75 per share and expire 2 years from the date of grant.  On August 26, 2010, the Company and Mr. Saderup mutually agreed to extend the exercise date of these options to August 28, 2012.

On August 31, 2008, the Company additionally agreed to enter into a consulting agreement with Mr. Stephen Horwitz.  According to the agreement, Mr. Horwitz would act as a consultant to the Company for 18 months.  The Company will grant Mr. Horwitz warrants to purchase 25,000 shares of its common stock at an exercise price of $0.75 per share. Warrants to purchase 12,500 shares will be granted upon execution of the consulting agreement.  The warrants to purchase the remaining 12,500 shares were to be granted in 90 days, subject to approval by the President of the Company as to the quality of the work performed by Mr. Horwitz.  On November 26, 2008, the Board of Directors denied the grant of the remaining 12,500 shares.  Additionally, the consulting agreement expired on June 1, 2009, a total of nine months.  The 12,500 warrants issued expire 2 years from the date of grant.  On August 26, 2010, the Company and Mr. Horwitz mutually agreed to extend the exercise date of these warrants to August 28, 2012.  As a result of this modification, and the modification described above, the Company recognized $7,437 in stock-based compensation in the 2010 consolidated statement of operations.

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 505 related to Equity Based Payments to Non-Employees to account for these options and warrants issued.  According to Topic 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The Company believes that fair value of these options and warrants is a more reliable measure of the consideration received for services performed for the Company.  We determined the fair value of these equity instruments using the Black-Scholes option-pricing model.  Factors used in the determination of the fair value of these equity instruments include, the stock price at the grant date, the exercise price, the expected life of the equity instrument, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the equity instrument.  The initial fair value of these options and warrants granted was $7,566 which was calculated using the Black-Scholes option-pricing model.

At December 31, 2010, the 21,500 vested options are outstanding at an exercise price of $0.75 per share and there is no intrinsic value.  Compensation cost charged to operations was $7,437 for the year ended December 31, 2010.  Compensation cost charged to operations was $11,250 for the year ended December 31, 2009.

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

Based on a conversion price of $.375, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in an Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

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

Based on the conversion price of $.75, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in an Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

On December 17, 2010, Brooktide, LLC loaned Latigo Shore Music, Inc. (“Latigo”), a wholly owned subsidiary of the Company, $16,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by Latigo.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.75 per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

The proceeds of the Note were used to purchase musical compositions from the Gary Harju music catalog to the extent of his writer’s and publisher’s share (“Harju Catalog”).  The Harju Catalog consists of 50 original songs written in whole or in part by Gary Harju.

Based on a conversion price of $.75, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in an Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

On December 17, 2010 Brooktide, LLC loaned the Company $9,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.75 per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

Based on a conversion price of $.75, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in an Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

Additionally, Brooktide, LLC owns a controlling interest in the Company’s common stock. Mr. Farar, the President of Rokwader, is the sole manager of Brooktide, LLC.  As a sole manager, Mr. Farar, has voting and investment power over the shares owned by Brooktide, LLC.

NOTE 4 – GOODWILL & INTANGIBLES

On December 17, 2010, Latigo Shore Music, Inc. (“Latigo”), a wholly owned subsidiary of the Company, acquired all right, title and interest in 50 musical compositions from the Gary Harju music catalog (the “Harju Catalog”) to the extent of his writer’s and publisher’s share for a cost of $15,000 paid in cash on the closing date of December 17, 2010.  The Harju Catalog (including copyrights and publishing rights) consists of 50 original songs written in whole or in part by Mr. Gary Harju.  Some of the songs are owned outright by Latigo as a result of the acquisition, and others are and will continue to be subject to publishing agreements with various music publishers, who will continue to collect the publisher’s share of royalties.  The other parties who have partial interests in the catalog will continue to receive their share of royalties and other income.  The Company will amortize the costs of the Harju Catalog over its estimated useful life based on projected net revenues.  The Company projects to generate revenues from the Harju Catalog for an estimate of 12 years based on Mr. Harju’s past accomplishments and the ability of the recorded music to generate revenues for long periods of time.  Therefore, the Company estimated the useful life of the Harju Catalog to be 12 years.

Additionally, in the acquisition of Latigo on April 23, 2007, the total purchase price paid for the acquisition was allocated to the fair value of the assets acquired, net of liabilities assumed, resulting in goodwill of $41,664.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 4 – GOODWILL & INTANGIBLES (CONTINUED)

Following is a summary of the intangibles at the end of the years ending:

	December 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Music Copyright Costs	$-	$-	$30,000	$8,058
Master Compact Disks	-	-	30,000	8,058
Harju Music Catalog	15,000	-	-	-
	$15,000	$-	$60,000	$16,116

For the years ended December 31, 2010 and 2009, amortization expense was $6,000 and $10,642, respectively.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942, each.  Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the year ended December 31, 2009.

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill’s carrying amount is greater than its fair value.  During 2010, the Company determined that the carrying amount of goodwill exceeded its fair value.,  Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill impairment loss was recognized for the year ended December 31, 2009.

Amortization of the remaining intangible assets is expected to be $1,250 per year in 2011 through 2015, and $8,750 in aggregate for years thereafter through 2015.

NOTE 5 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities.  During 2010 and 2009 there was no provision for income taxes due to the losses incurred during those years.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

NOTE 5 – INCOME TAXES (CONTINUED)

As of December 31, 2010, the Company had incurred $294,000 of start-up expenses amortizable over 15 years.  Also, the Company acquired certain intangible assets in the amount of $58,500 amortizable over 15 years.  Additionally, the Company has net operating loss carry forwards of approximately $489,000 and $485,000 for both federal and state purpose, respectively.  These federal and state carry forwards are scheduled to expire beginning in 2027.  There could be certain limitation, imposed by Section 382 of the Internal Revenue Code, on the utilization of these loss carry forwards, if there were more than a 50 percent change of control.  The Company has recorded a deferred tax asset of $282,000 and $249,000as of December 31, 2010 and December 31, 2009, respectively. The Company established a valuation allowance of $282,000 and $249,000 to fully offset the deferred tax asset based on a brief history of operations.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	2010	2009
Federal Statutory Rate	34%	34%
Effect of State Income Taxes	6%	6%
Valuation Allowance Adjustment	(40)%	(40)%
Effective Rate	0%	0%

The Company files a U.S. federal tax return and a return with the state of California. The Company has determined that its major tax jurisdictions are the United States and California. The tax years of 2008 through 2010 remain open and subject to examination by the appropriate governmental agencies in the United States and/or California. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination.

NOTE 6 – SUBSEQUENT EVENTS

On January 3, 2011, the Company entered into a Securities Purchase Agreement with CSB IV US Holdings, LLC and sold 70,000 shares of the Company’s common stock at a price of $.50 per share.

Iem 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 1, 2010, the Company was informed by its independent registered public accounting firm, Stonefeild Josephson, Inc. (“Stonefeild”), that it has combined its practice with Marcum LLP (the “Merger”) effective October 1, 2010.  As a result of the Merger, Stonefeild effectively resigned as the Company’s independent registered public accounting firm and Marcum LLP, as the successor to Stonefeild following the Merger, became the Company’s independent registered public accounting firm.  The engagement of Marcum LLP as the Company’s independent registered public accounting firm was approved by the Board of Directors of the Company on October 6, 2010.

Item 9A.	Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2009 and 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2009 and 2010.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Yale Farar	72	President and Director	2005
Mitchell W. Turk	55	Chief Financial Officer, Secretary and Director	2005
Gary Saderup	59	Director	2005
Steve Dorff	61	Director and President of Latigo Shore Music, Inc.	2007

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

Mitchell W. Turk, Chief Financial Officer, Secretary and Director, has been in the electronic component distribution industry for over 30 years.  He recently sold his privately owned company after 23 years of ownership and is now a private investor.

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

Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Turk who serves as chairman and Mr. Saderup. Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested "audit committee financial expert" under the federal securities laws. We hope to be able to fill these positions during the latter part of 2011.

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

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2010, 2009 and 2008. No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary compensation table

	Annual Compensation				Long Term Compensation
					Awards		Payout
	Year	Salary	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout($)	All Other Compensation
Yale Farar	2010	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

Mr. Farar has provided services to us at no charge during the early stages of our business. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Option Plan

We do not have a stock option plan although we may adopt one  or more such plans in the future.

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

The following tables set forth as of March 16, 2011 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock
Brooktide, LLC (2)	1,632,214	71.5%
Yale Farar (3)	1,632,214	71.5%
Mitchell W. Turk (4)	40,000	1.7%
Gary Saderup (4)	25,000	1.1%
Steve Dorff (4)	115,000	5.0%
Officers and Directors (4 persons)	1,812,214	79.3%

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23300 Ventura Boulevard, 2nd Floor, Woodland Hills, CA 91364.

(2)	The address for Brooktide, LLC is 123 West Nye Lane #510, Carson City, Nevada 89706. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar.

(3)
These shares are held in the name of Brooktide, LLC of which Yale Farar, Rokwader’s President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.

(4)	Individual has sole voting and investment power over such shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

On December 17, 2010,  Brooktide, LLC, a limited liability company principally owned by the president of the Company, loaned $9,000 to the Company and $16,000 to its wholly-owned subsidiary, Latigo Shore Music, Inc. (“Latigo”), pursuant to 6% Subordinated Convertible Promissory Notes. The notes are demand notes and may be prepaid at any time, without premium or penalty. The notes can be converted by the holder into common stock of the Company at an initial conversion price of $0.75 per share. The Latigo note to Brooktide is secured by a music portfolio owned by Latigo.

We currently use the offices and music recording studio of management at no cost to us. Management has agreed to continue this arrangement until the Company generates greater revenues.

Item 14.	Principal Accountant Fees and Services.

During  2010, Marcum Stonefield, a division of Marcum, LLP, the Company’s independent auditors as of December 31, 2010, , have billed for their services as set forth below. During 2009, Stonefeild Josephson, Inc., the Company’s independent auditors as of December 31, 2009, billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2010, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2010.

	Year ended December 31,
	2010	2009

Audit Fees	$24,000	$25,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Marcum LLP.  For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Marcum LLP independence as our auditors.

PART IV
Item 15.	Exhibits; Financial Statement Schedules.

Exhibit	ITEM
2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

4.1 (2)	Specimen Certificate of Common Stock

4.2 (7)	Escrow Agreement

10.2 (2)	Agreement to Advance Funds by Yale Farar

10.3 (3)	Second Amendment to the Agreement to Advance Funds by Yale Farar dated December 4, 2006

10.4 (3)	Promissory Note dated December 4, 2006 in favor of Yale Farar

10.5 (1)	Addendum to Agreement to Advance Funds by Yale Farar dated March 27, 2007

10.6 (1)	Memorandum of Understanding between Ask Street Music, LLC and Latigo Shore Music, Inc. dated January 25, 2007

10.7 (1)	Employment Agreement between Steve Dorff and Latigo Shore Music, Inc. dated February 1, 2007

10.8 (1)	Letter Agreement between Latigo Shore Music, Inc. and Jon Estep dated February 13, 2007

10.9 (1)	Fair Market Valuation Opinion and Report dated March 30, 2007 re: Latigo Shore Music, Inc.

10.10 (5)	6% Subordinated Convertible Promissory Note dated April 26, 2007

10.11 (6)	Convertible Promissory Note dated November 13, 2007

10.12 (5)	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $9,000 dated December 17, 2010

10.13 (5)	Convertible Promissory Note between the Company and Latigo Shore Music, Inc. in the amount of $16,000 dated Dec. 17, 2010

10.14 (5)	Security Agreement entered into by Latigo Shore Music, Inc. and Brooktide, LLC dated December 17, 2010

31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed April 27, 2007
(6)	Filed as an exhibit to Registrant’s Form 8-K filed November 13, 2007
(7)	Filed as an exhibit to Registrant’s Form SB-2 filed December 6, 2007
(5)	Filed as an exhibit to Registrant’s Form 8-K filed December 17, 2010

FORM 8-K:

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2011.

ROKWADER, INC.

By:	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Yale Farar	Dated: March 31, 2011
Yale Farar
President (Principal Executive Officer) and Director

/s/ Mitchell W. Turk	Dated: March 31, 2011
Mitchell W. Turk
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Gary Saderup	Dated: March 31, 2011
Gary Saderup
Director

/s/ Steve Dorff	Dated: March 31, 2011
Steve Dorff
Director and President of Latigo Shore Music, Inc.

EXHIBIT INDEX

Exhibit	ITEM
2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

4.1 (2)	Specimen Certificate of Common Stock

4.2 (7)	Escrow Agreement

10.2 (2)	Agreement to Advance Funds by Yale Farar

10.3 (3)	Second Amendment to the Agreement to Advance Funds by Yale Farar dated December 4, 2006

10.4 (3)	Promissory Note dated December 4, 2006 in favor of Yale Farar

10.5 (1)	Addendum to Agreement to Advance Funds by Yale Farar dated March 27, 2007

10.6 (1)	Memorandum of Understanding between Ask Street Music, LLC and Latigo Shore Music, Inc. dated January 25, 2007

10.7 (1)	Employment Agreement between Steve Dorff and Latigo Shore Music, Inc. dated February 1, 2007

10.8 (1)	Letter Agreement between Latigo Shore Music, Inc. and Jon Estep dated February 13, 2007

10.9 (1)	Fair Market Valuation Opinion and Report dated March 30, 2007 re: Latigo Shore Music, Inc.

10.10 (5)	6% Subordinated Convertible Promissory Note dated April 26, 2007

10.11 (6)	Convertible Promissory Note dated November 13, 2007

10.12 (5)	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $9,000 dated December 17, 2010

10.13 (5)	Convertible Promissory Note between the Company and Latigo Shore Music, Inc. in the amount of $16,000 dated Dec. 17, 2010

10.14 (5)	Security Agreement entered into by Latigo Shore Music, Inc. and Brooktide, LLC dated December 17, 2010

31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed April 27, 2007
(6)	Filed as an exhibit to Registrant’s Form 8-K filed November 13, 2007
(7)	Filed as an exhibit to Registrant’s Form SB-2 filed December 6, 2007
(5)	Filed as an exhibit to Registrant’s Form 8-K filed December 17, 2010