Form 10-Q
period 2011-03-31
ROKWADER, INC.
filed 2011-05-23
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

23300 Ventura Boulevard 2nd Floor, Woodland Hills, CA 91364
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
Yes  ☐ No  ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 23, 2011 was 2,283,718.

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

PART I.
Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS

CURRENT ASSETS:

Cash (Note 1)	$2,203	$10,871
Prepaid Insurance	2,833	7,083

TOTAL CURRENT ASSETS	5,036	17,954

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $433 and $0, respectively (Note 4)	14,567	15,000

TOTAL OTHER ASSETS	14,567	15,000

TOTAL ASSETS	$19,603	$32,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$9,476	$21,931
Accrued Expenses	17,114	15,239
Related Party Convertible Note Payable (Note 3)	125,000	125,000

TOTAL CURRENT LIABILITIES	151,590	162,170

TOTAL LIABILITIES	151,590	162,170

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 2,283,718 and 2,213,718 shares issued and
outstanding as of March 31, 2011 and December 31, 2010	2,284	2,214
Additional Paid-In Capital	715,043	680,113
(Deficit) Accumulated During Development Stage	(849,314)	(811,543)

TOTAL STOCKHOLDERS' (DEFICIT) (Note 2)	(131,987)	(129,216)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$19,603	$32,954

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	THREE MONTHS ENDED	THREE MONTHS ENDED	(INCEPTION)
	MARCH 31, 2011	MARCH 31, 2010	TO MARCH 31, 2011

REVENUE	$251	$-	$7,404

EXPENSES
General and Administrative	38,022	28,782	777,997
Impairment Losses (Note 4)	-	-	79,548
TOTAL EXPENSES	38,022	28,782	857,545

OTHER INCOME/ (EXPENSES)
Interest Income	-	4	827

NET LOSS	$(37,771)	$(28,778)	$(849,314)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.01)	$(0.47)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,281,385	2,213,718	1,789,219

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net Loss	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net Loss	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on April 23, 2007	70,000	70	69,930	-	70,000

Issuance of Common Stock on August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net Loss	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$(399,657)	$83,666

Issuance of Common Stock on August 5, 2008, net of costs of offering of $66,127 (Note 2)	318,504	318	172,433	-	172,751

Stock compensation expense (Note 2)	-	-	7,566	-	7,566

Net Loss	-	-	-	(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$661,441	$(534,981)	$128,659

Common Stock issued on February 12, 2009 for services performed (Note 2)	15,000	15	11,235	-	11,250

Net Loss	-	-	-	(112,940)	(112,940)
BALANCE, DECEMBER 31, 2009	2,213,718	$2,214	$672,676	$(647,921)	$26,969

Stock compensation expense (Note 2)	-	-	7,437	-	7,437

Net Loss	-	-	-	(163,622)	(163,622)
BALANCE, DECEMBER 31, 2010	2,213,718	$2,214	$680,113	$(811,543)	$(129,216)

Issuance of Common Stock on January 3, 2011 (Note 2)	70,000	70	34,930	-	35,000

Net Loss	-	-	-	(37,771)	(37,771)
BALANCE, MARCH 31, 2011	2,283,718	$2,284	$715,043	$(849,314)	$(131,987)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	THREE MONTHS ENDED	THREE MONTHS ENDED	(INCEPTION)
	MARCH 31, 2011	MARCH 31, 2010	TO MARCH 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,771)	$(28,778)	$(849,314)
Adjustments for non-cash items:
Amortization expense	433	1,500	54,849
Impairment Losses (Note 4)	-	-	79,548
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	-	-	40,510
Non-cash stock compensation expense	-	-	15,003

Changes in assets and liabilities:
Prepaid insurance	4,250	4,250	(2,833)
Accounts payable	(12,455)	10,288	9,476
Accrued expenses	1,875	1,125	17,114
Insurance payable	-	-	-

Net Cash Used for Operating Activities	(43,668)	(11,615)	(632,824)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	-	-	(29,964)
Acquisition of Music Catalog (Note 4)	-	-	(15,000)

Net Cash Used for Investing Activities	-	-	(44,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	35,000	-	308,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	-	-	125,000

Net Cash Provided by Financing Activities	35,000	-	679,991

NET INCREASE (DECREASE) IN CASH	(8,668)	(11,615)	2,203

CASH AT BEGINNING OF PERIOD	10,871	20,192	-

CASH AT END OF PERIOD	$2,203	$8,577	$2,203

Cash Paid During the Period for:
Interest	$2,292	$1,125	$27,933
Income taxes	$551	$-	$9,300

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock valued at	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$-	$11,250	$11,250

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005.

INTERIM RESULTS

 The accompanying consolidated financial statements at March 31, 2011 and for the three months ended March 31, 2010 and for the period from March  18, 2005 (inception) to March 31, 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

 The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2010.  The Company’s operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company.  The Company has an accumulated deficit of $849,314 as of March 31, 2011.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes.  Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return.  Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position.  The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement.  This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure.  The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred.  The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2011 and December 31, 2010.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS (CONTINUED)

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942, each.  Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles.  No impairment loss was recognized for the three months ended March 31, 2011.  Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value.  Accordingly, a full goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued an update to its Accounting Standards Codification Topic 350 related to Goodwill and Other Intangible Assets.  When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform and additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  This update deals with questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired.  This update is effective, for public entities, for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  Implementation of this update will not have a material impact on our consolidated position or results of operations.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On January 3, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with CSB IV US Holdings, LLC (“Purchaser”) to sell 70,000 shares of the Company’s common stock at a price of $.50 per share.  The proceeds from this sale will be used to pay fees and expenses; to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

Additionally, Brooktide, LLC owns a controlling interest in the Company’s common stock. Mr. Farar, the President of Rokwader, is the sole manager of Brooktide, LLC.  As a sole manager, Mr. Farar, has voting and investment power over the shares owned by Brooktide, LLC.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

Based on a conversion price of $.75, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debts meet the definition of conventional convertible debts and bifurcation of the embedded derivatives is not necessary.

NOTE 4 – INTANGIBLES

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

Following is a summary of the intangibles at the end of the years ending:

	March 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	14,567	433	15,000	-
	$14,567	$433	$15,000	$-

For the three months ended March 31, 2011 and the year ended December 31, 2010, amortization expense was $433 and $0, respectively.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942, each.  Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the three months ended March 31, 2011.

Amortization of the remaining intangible asset is expected to be $1,250 per year in 2011 through 2015, and $8,750 in aggregate for years thereafter through 2015.

Item 2.                             Management’s Discussion and Analysis or Plan of Operation   .

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Plan of Operations

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

Latigo owns two Master Recordings from its founder, Mr. Dorff, and a 50% interest in a 107 song music catalogue, respectively. Two of the titles from the Latigo catalog, “When The Hero Dies” and “The Best Things In Life”, have been recorded by legacy artist BJ Thomas for inclusion in the film “Jake’s Corner”. The movie was released in the latter part of 2008.  A soundtrack CD was released in conjunction with the release of the movie ‘Jake’s Corner’ which contained two of the Company’s songs.  The film ‘Pure Country II’ came out in the first quarter of 2011. Latigo has one song in that film called ‘Love You Never Forget’. Mr. Steve Dorff has agreed to perform his services non-exclusively as a producer for Latigo's music production business and has given Latigo a right of first refusal to any future productions he may undertake.

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

Costs and Resources

During the remainder of 2011, we anticipate incurring costs of approximately $25,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($2,203 as of March 31, 2011), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations.  On April 14, 2010, Mr. Farar, the President of Rokwader, loaned the Company $25,000. Also, on December 17, 2011, Brooktide loaned $16,000 to Latigo and $9,000 to the Company.  All of the loans are evidenced by Subordinated Convertible Promissory Notes (“Notes”) executed by the Company and/or Latigo..  Pursuant to the terms of the Notes, the loans bear interest at a rate equal to 6% per annum and are convertible at the option of the holder at any time into common stock of the Company at $.75 per share.  The Notes are demand notes and may be paid at any time without premium or penalty.  The outstanding balance on the Notes is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Notes to the Company were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and the proceeds from the Note to Latigo was used to acquire a music portfolio.  Based on a presumed share value of $.75 per share and a conversion price of $.75, the convertibility is not a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.

The Company believes that its current capital resources and current funding will enable it to maintain its current and planned operations through the next 9 to 12 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

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

Results of Operation for the three months ended March 31, 2011 and 2010

During the three months ended March 31, 2011, the Company generated $251 of revenues compared to no revenues for the three months ended March 31, 2010.  During the three months ended March 31, 2011 and 2010, the Company incurred general and administrative expenses of $38,022 and $28,782, respectively, consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s 10-K and other SEC reporting obligations. These operating expenses combined with limited or no revenues resulted in net losses of $(37,771) and $(28,778) for the periods ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and 2010, the Company had stockholders’ deficits of $131,987 and $1,809, respectively.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of March 31, 2011, we had an accumulated deficit of $849,314.  As of March 31, 2011, we had cash of $2,203 and a working capital deficit of $131,987.

To date, we have funded our operations through short-term debt. From inception, we have borrowed $405,000 as an advance from our largest stockholder. On August 16, 2007, we issued 1,000,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar, our largest stockholder) in full satisfaction of $280,000, which was the total owed to Mr. Farar as of that date.  Since November 2007, Mr. Farar and Brooktide, LLC, a limited liability company controlled by Mr. Farar has loaned to the Company and to Latigo, its wholloy –owned subsidiary, pursuant to  convertible promissory notes, an aggregate of $125,000. The convertibility of these notes are not considered to be a beneficial conversion feature, accordingly, if the debt is converted, the liability will be decreased and capital will increase. The proceeds of the Notes were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. However, we do not expect to start generating revenues from our operations for another 9 to 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms. These factors and the Company's ability to meet its expense obligations from current operations, and the need to raise additional capital to accomplish its objectives raises substantial doubt about the Company's ability to continue as a going concern.

Off-balance Sheet Arrangements

Since our inception through March 31, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

We have adopted all recently applicable issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2011 and 2010, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.              Legal Proceedings.

None

Item 1A.           Risk Factors.

Not Applicable

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2011, the Company sold 70,000 shares of its common stock (the “Shares”) to one non affiliated third party at a price of $0.05 per share. The shares are “restricted” shares and the purchaser was an “accredited investor” as defined by the Securities Act of 1933, as amended ( the “Act”).

The Shares were sold pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation D under the Act.

Item 3.              Defaults Upon Senior Securities.

None

Item 4.              Removed and Reserved

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

ROKWADER, INC.

Date: May 23, 2011	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: May 23, 2011	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002