Form 10-Q
period 2011-06-30
ROKWADER, INC.
filed 2011-08-15
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Yes  ☐ No  ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 9, 2011 was 2,308,718.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	JUNE 30,	DECEMBER 31,
	2011	2010

CURRENT ASSETS:

Cash (Note 1)	$5,931	$10,871
Prepaid Insurance	15,434	7,083

TOTAL CURRENT ASSETS	21,365	17,954

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $808 and $0, respectively (Note 4)	14,192	15,000

TOTAL OTHER ASSETS	14,192	15,000

TOTAL ASSETS	$35,557	$32,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$1,769	$243
Accrued Expenses	30,289	15,239
Credit Card Payable	25,429	21,688
Related Party Convertible Note Payable (Note 3)	125,000	125,000

TOTAL CURRENT LIABILITIES	182,487	162,170

TOTAL LIABILITIES	182,487	162,170

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 2,308,718 and 2,213,718 shares issued and
outstanding as of June 30, 2011 and December 31, 2010	2,309	2,214
Additional Paid-In Capital	727,518	680,113
(Deficit) Accumulated During Development Stage	(876,757)	(811,543)

TOTAL STOCKHOLDERS' (DEFICIT) (Note 2)	(146,930)	(129,216)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$35,557	$32,954
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	THREE	THREE	SIX	SIX	FOR THE PERIOD
	MONTHS	MONTHS	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	ENDED	ENDED	(INCEPTION)
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010	TO JUNE 30, 2011

REVENUE	$4,736	$500	$4,988	$500	$12,140

EXPENSES
General and Administrative	32,179	16,840	70,202	45,622	810,176
Impairment Losses (Notes 4)	-	-	-	-	79,548
TOTAL EXPENSES	32,179	16,840	70,202	45,622	889,724

OTHER INCOME
Interest Income	-	-	-	4	827

NET LOSS	$(27,443)	$(16,340)	$(65,214)	$(45,118)	$(876,757)

NET LOSS PER COMMON SHARE – BASIC & DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.49)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,287,839	2,213,718	2,285,016	2,213,718	1,808,994

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net Loss	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net Loss	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on April 23, 2007	70,000	70	69,930	-	70,000

Issuance of Common Stock on August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net Loss	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$(399,657)	$83,666

Issuance of Common Stock on August 5, 2008, net of costs of offering of $66,127 (Note 2)	318,504	318	172,433	-	172,751

Stock compensation expense (Note 2)	-	-	7,566	-	7,566

Net Loss	-	-	-	(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$661,441	$(534,981)	$128,659

Common Stock issued on February 12, 2009for services performed (Note 2)	15,000	15	11,235	-	11,250

Net Loss	-	-	-	(112,940)	(112,940)
BALANCE, DECEMBER 31, 2009	2,213,718	$2,214	$672,676	$(647,921)	$26,969

Stock compensation expense (Note 2)	-	-	7,437	-	7,437

Net Loss	-	-	-	(163,622)	(163,622)
BALANCE, DECEMBER 31, 2010	2,213,718	$2,214	$680,113	$(811,543)	$(129,216)

Issuance of Common Stock on January 3, 2011 (Note 2)	70,000	70	34,930	-	35,000

Issuance of Common Stock on June 15, 2011 (Note 2 & 3)	25,000	25	12,475	-	12,500

Net Loss	-	-	-	(65,214)	(65,214)
BALANCE, JUNE 30, 2011	2,308,718	$2,309	$727,518	$(876,757)	$(146,930)
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	SIX	SIX	FOR THE PERIOD
	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	JUNE 30, 2011	JUNE 30, 2010	TO JUNE 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,214)	$(45,118)	$(876,757)
Adjustments for non-cash items:
Amortization expense	808	3,000	55,224
Impairment Losses (Note 4)	-	-	79,548
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	12,500	-	53,010
Non-cash stock compensation expense	-	-	15,003

Changes in assets and liabilities:
Prepaid insurance	(8,351)	(8,500)	(15,434)
Accounts payable	1,526	(1,266)	1,769
Accrued expenses	15,050	2,567	30,289

Net Cash Used for Operating Activities	(43,681)	(49,317)	(654,525)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	-	-	(29,964)
Acquisition of Music Catalog (Note 4)	-	-	(15,000)

Net Cash Used for Investing Activities	-	-	(44,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	35,000	-	308,991
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	-	25,000	125,000
Credit card payable	3,741	6,131	25,429

Net Cash Provided by Financing Activities	38,741	31,131	705,420

NET (DECREASE)/ INCREASE IN CASH	(4,940)	(18,186)	5,931

CASH AT BEGINNING OF PERIOD	10,871	20,192	-

CASH AT END OF PERIOD	$5,931	$2,006	$5931

Cash Paid During the Period for:
Interest	$5,324	$2,695	$27,933
Income taxes	$551	$821	$9,300

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock valued at $1.00	$-	$-	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$-	$11,250	$11,250

The Company issued 25,000 shares of common stock for services rendered. (Note 2 & 3)	$12,500	$-	$12,500

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005.

INTERIM RESULTS

The accompanying consolidated financial statements at June 30, 2011 and for the six months ended June 30, 2010 and for the period from March 18, 2005 (inception) to June 30, 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

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

RECLASSIFICATION

Certain December 31, 2010 amounts have been reclassified to conform to the June 30, 2011 condensed consolidated financial statement presentation.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $876,757 as of June 30, 2011.

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

INCOME TAXES (CONTINUED)

financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2011 and December 31, 2010.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS (CONTINUED)

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the six months ended June 30, 2011. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill loss was recognized for the six months ended June 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an update to its Accounting Standards Codification Topic 220 related to Comprehensive Income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the choice in presentation, an entity is required to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income wither net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. This Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

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

(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS’ EQUITY/ (DEFICIT)

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

(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS’ EQUITY/(DEFICIT) (CONTINUED)

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

(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS’ EQUITY/ (DEFICIT) (CONTINUED)

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

On June 15, 2011, the Company issued 25,000 shares its common stock, at a price of $0.50 per share, to Mr. Steve Dorff for services rendered. The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers. The Company determined that the price of $0.50 per share was a fair value for the shares issued to Mr. Dorff based upon the approximate bid price of its common stock on the date of issue.

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

On June 15, 2011, the Company issued 25,000 shares its common stock, at a price of $0.50 per share, to Mr. Steve Dorff for services rendered. The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers. , The Company determined that the price of $0.50 per share was a fair value for the shares based upon the approximate bid price of the Company’s common stock on the date of issue to Mr. Dorff.

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

NOTE 4 – INTANGIBLES

On December 17, 2010, Latigo, a wholly owned subsidiary of the Company, acquired all right, title and interest in 50 musical compositions from the Gary Harju music catalog to the extent of his writer’s and publisher’s share for a cost of $15,000 paid in cash on the closing date of December 17, 2010. The Harju Catalog (including copyrights and publishing rights) consists of 50 original songs written in whole or in part by Mr. Gary Harju. Some of the songs are owned outright by Latigo as a result of the acquisition, and others are and will continue to be subject to publishing agreements with various music publishers, who will continue to collect the publisher’s share of royalties. The other parties who have partial interests in the catalog will

NOTE 4 – INTANGIBLES (CONTINUED)

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

Following is a summary of the intangibles at the end of the years ending:

For the six months ended June 30, 2011 and the year ended December 31, 2010, amortization expense was $808 and $6,000, respectively.

Amortization of the remaining intangible assets is expected to be $1,250 per year in 2011 through 2015, and $8,750 in aggregate for years thereafter through 2015.

NOTE 5 – SUBSEQUENT EVENT

On July 27, 2011, Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default,” as defined in the note agreement.

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

Rokwader completed the acquisition of all of the issued and outstanding capital stock of Latigo on April 23, 2007. Latigo’s activities include the development of a production company for the purpose of creating viable entertainment assets. One of Latigo’s functions is to discover new musical talent. With the new talent, Latigo can make Master quality recordings and function as a conduit either selling or leasing such recordings to major record companies and distributors.

Latigo is also interested in acquiring music catalogues. Latigo acquired a 50% interest in its first music catalogue consisting of 107 songs. Latigo hopes to be able to receive publishing fees on the copyrights as other singers, movies, television, or other theatrical outlets utilize the songs in their catalogues. In December 2010, Latigo acquired all right, title and interest in 50 musical compositions from the Gary Harju music catalogue to the extent of his writer’s and publisher’s share. The total catalogue (including copyrights and publishing rights) consists of 50 original songs written in whole or in part by Gary Harju. Some of the songs are co-written by other songwriters and the other songwriters and their publishing designees own the balance of the percentages of these songs. Some of the songs are owned outright by Latigo as a result of the acquisition, and others are and will continue to be subject to publishing agreements with various music publishers, who will continue to collect the publisher’s share of royalties. The other parties who have partial interests in the catalogue will continue to receive their share of royalties and other income. We have now acquired Gary Harju’s rights and those royalties will come to Latigo. Mr. Harju is a noted lyricist and songwriter who has written chart-topping hits. Currently we are receiving minimal royalties from this purchase. However, in the music industry, if one of these songs that has been a big seller in the past gets re-packaged, the potential is for more meaningful royalties, although there is no assurance that any material royalties will be available in the future.

Latigo also owns two Master Recordings from its founder, Mr. Dorff. Two of the titles from the Latigo catalog, “When The Hero Dies” and “The Best Things In Life”, have been recorded by legacy artist BJ Thomas have been included in the film “Jake’s Corner”. The movie was released in the latter part of 2008.  A soundtrack CD was released in conjunction with the release of the movie ‘Jake’s Corner’ which contained two of the Company’s songs.  The film ‘Pure Country II’ came out in the first quarter of 2011. Latigo has one song in that film called ‘Love You Never Forget’. Mr. Steve Dorff has agreed to perform his services non-exclusively as a producer for Latigo's music production business and has given Latigo a right of first refusal to any future productions he may undertake.

 Latigo believes emerging technologies and the introduction of innovative business relationships in the current market allow for an opportunity for business expansion. We also intend to act as a conduit through selling or leasing recordings of any artists that we may exclusively sign to record companies and distributors. In rare cases, should market conditions and emerging technologies warrant, Latigo would distribute music material for signed artists themselves, at their sole discretion. Should the artist also be a songwriter, Latigo will acquire a percentage of these copyright interests, provided the publishing interests are available.

Costs and Resources

During the remainder of 2011, we anticipate incurring costs of approximately $30,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($5,931 as of June 30, 2011), additional amounts loaned to us by our President, Mr. Yale Farar and amounts loaned to us by Brooktide, LLC., a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations.  On July 27, 2011, Brooktide, LLC, loaned the Company $30,000. The loan is evidenced by a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, the loan bears interest at a rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note to the Company will be used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and other operating expenses.  Based on a presumed share value of $.50 per share and a conversion price of $.50, the convertibility is not a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.

The Company believes that its current capital resources and current funding will enable it to maintain its current and planned operations through the next 6 to 9 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

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

Results of Operation for the six months ended June 30, 2011 and 2010

During the six months ended June 30, 2011, the Company generated $4,988 of revenues compared to $500 of revenues for the six months ended June 30, 2010.  The $4,488 increase in revenues was due to receipt of royalties our new music catalog. During the six months ended June 30, 2011 and 2010, the Company incurred general and administrative expenses of $70,202 and $45,622. The 54% increase was primarily do to legal costs incurred in the acquisition of a music catalog and additional expenses related to compensation, and interest expense on additional loans and credit card. These operating expenses combined with limited revenues resulted in net losses of $(65,214) and $(45,118) for the periods ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010, the Company had stockholders’ deficits of $146,930 and $18,149, respectively.

Liquidity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of June 30, 2011, we had an accumulated deficit of $876,757.  As of June 30, 2011, we had cash of $5,931 and a working capital deficit of $161,122.

To date, we have funded our operations through short-term debt. From inception through August 9, 2011, we have borrowed $435,000 as an advance from our largest stockholder. On August 16, 2007, we issued 1,000,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar, our largest stockholder) in full satisfaction of $280,000, which was the total owed to Mr. Farar as of that date.  Since November 2007, Mr. Farar and Brooktide, LLC, a limited liability company controlled by Mr. Farar has loaned to the Company and to Latigo, its wholly–owned subsidiary, pursuant to convertible promissory notes, an aggregate of $155,000. The convertibility of these notes are not considered to be a beneficial conversion feature, accordingly, if the debt is converted, the liability will be decreased and capital will increase. The proceeds of the Notes were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. In addition,, we continue to generate only minimal revenues. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of additional bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms. These factors and the Company's ability to meet its expense obligations from current operations, and the need to raise additional capital to accomplish its objectives raises substantial doubt about the Company's ability to continue as a going concern.

Off-balance Sheet Arrangements

 Since our inception through June 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Accounting Pronouncements

We have adopted all recently applicable issued accounting pronouncements. The adoption of the accounting pronouncements are not anticipated to have a material effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2011, the Company issued 25,000 shares its common stock, at a price of $0.50 per share, to Mr. Steve Dorff for services rendered. The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers. The Company determined that the price of $0.50 per share was a fair value for the shares issued to Mr. Dorff based on the approximate bid price at the time of issuance. The shares are “restricted” shares and the purchaser, a director of the Company and president of its wholly-owned subsidiary, is an “accredited investor” as defined by the Securities Act of 1933, as amended ( the “Act”). The Shares were issued pursuant to an exemption from registration in accordance with Section 4(2) and/or Regulation D under the Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

None

Item 5.	Other Information.

On July 27, 2011, Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

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

ROKWADER, INC.

Date: August 15, 2011	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: August 15, 2011	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002