Form 10-Q
period 2011-09-30
ROKWADER, INC.
filed 2011-11-14
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐ No  ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 31, 2011, was 2,390,218.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010

CURRENT ASSETS:

Cash (Note 1)	$17,497	$10,871
Prepaid Insurance	11,225	7,083

TOTAL CURRENT ASSETS	28,722	17,954

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $1,071 and $0, respectively (Note 4)	13,929	15,000

TOTAL OTHER ASSETS	13,929	15,000

TOTAL ASSETS	$42,651	$32,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$1,618	$243
Accrued Expenses	27,926	15,239
Credit Card Payable	15,000	21,688
Related Party Convertible Note Payable (Note 3)	125,000	125,000

TOTAL CURRENT LIABILITIES	169,544	162,170

TOTAL LIABILITIES	169,544	162,170

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 2,390,218 and 2,213,718 shares issued and
outstanding as of September 30, 2011 and December 31, 2010	2,390	2,214
Additional Paid-In Capital	773,562	680,113
(Deficit) Accumulated During Development Stage	(902,845)	(811,543)

TOTAL STOCKHOLDERS' (DEFICIT) (Note 2)	(126,893)	(129,216)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$42,651	$32,954
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)
					FOR THE
					PERIOD FROM
	THREE	THREE	NINE	NINE	MARCH 18, 2005
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	(INCEPTION) TO
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

REVENUE	$148	$-	$5,136	$500	$12,288

EXPENSES
General and Administrative	26,238	22,337	96,438	67,959	836,412
Impairment Losses (Notes 4)	-	-	-	-	79,548
TOTAL EXPENSES	26,238	22,337	96,438	67,959	915,960

OTHER INCOME
Interest Income	-	-	-	4	827

NET LOSS	$(26,090)	$(22,337)	$(91,302)	$(67,455)	$(902,845)

NET LOSS PER COMMON SHARE -
BASIC & DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.03)	$(0.49)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,355,033	2,213,718	2,308,612	2,213,718	1,830,013
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	ROKWADER, INC. AND SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED
	(A DEVELOPMENT STAGE COMPANY)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net Loss	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net Loss	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on
April 23, 2007	70,000	70	69,930	-	70,000

Issuance of Common Stock on
August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on
August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation
September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net Loss	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$(399,657)	$83,666

Issuance of Common Stock on
August 5, 2008, net of costs of
offering of $66,127 (Note 2)	318,504	318	172,433	-	172,751

Stock compensation expense (Note 2)	-	-	7,566	-	7,566

Net Loss	-	-	-	(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$661,441	$(534,981)	$128,659

Common Stock issued on February 12,
2009 for services performed (Note 2)	15,000	15	11,235	-	11,250

Net Loss	-	-	-	(112,940)	(112,940)
BALANCE, DECEMBER 31, 2009	2,213,718	$2,214	$672,676	$(647,921)	$26,969

Stock compensation expense (Note 2)	-	-	7,437	-	7,437

Net Loss	-	-	-	(163,622)	(163,622)
BALANCE, DECEMBER 31, 2010	2,213,718	$2,214	$680,113	$(811,543)	$(129,216)

Issuance of Common Stock on
January 3, 2011 (Note 2)	70,000	70	34,930	-	35,000

Issuance of Common Stock on
June 15, 2011 (Note 2 & 3)	25,000	25	12,475	-	12,500

Issuance of Common Stock on
September 21, 2011 (Note 2 & 3)	60,000	60	29,940	-	30,000

Issuance of Common Stock on
September 16, 2011 (Note 2 & 3)	21,500	21	16,104	-	16,125

Net Loss	-	-	-	(91,302)	(91,302)
BALANCE, SEPTEMBER 30, 2011	2,390,218	$2,390	$773,562	$(902,845)	$(126,893)
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	NINE	NINE	FOR THE PERIOD
	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	TO SEPTEMBER 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,302)	$(67,455)	$(902,845)
Adjustments for non-cash items:
Amortization expense	1,071	4,500	55,487
Impairment Losses (Note 4)	-	-	79,548
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	12,500	-	53,010
Non-cash stock compensation expense	-	7,437	15,003

Changes in assets and liabilities:
Prepaid insurance	(4,142)	(4,250)	(11,225)
Accounts payable	1,375	(1,004)	1,618
Accrued expenses	12,687	4,067	27,926

Net Cash Used for Operating Activities	(67,811)	(56,705)	(678,655)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	-	-	(29,964)
Acquisition of Music Catalog (Note 4)	-	-	(15,000)

Net Cash Used for Investing Activities	-	-	(44,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	51,125	-	325,116
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	30,000	25,000	155,000
Credit card payable	(6,688)	15,640	15,000

Net Cash Provided by Financing Activities	74,437	40,640	741,116

NET (DECREASE)/ INCREASE IN CASH	6,626	(16,065)	17,497

CASH AT BEGINNING OF PERIOD	10,871	20,192	-

CASH AT END OF PERIOD	$17,497	$4,127	$17,497

Cash Paid During the Period for:
Interest	$7,991	$4,663	$30,600
Income taxes	$3,948	$821	$13,248

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock valued at $1.00	$-	$-	$70,000

The Company issued 104,500 shares of common stock for
services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common
stock for services rendered. (Note 2)	$-	$11,250	$11,250

The Company issued 25,000 shares of common
stock for services rendered. (Note 2 & 3)	$12,500	$-	$12,500

The Company issued 60,000 shares of common stock
to Brooktide, LLC upon conversion of $30,000 Note
owed to Brooktide, LLC. (Note 2 & 3)	$30,000	$-	$30,000
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005.

INTERIM RESULTS

The accompanying condensed consolidated financial statements at September 30, 2011 and for the nine months ended September 30, 2011 and for the period from March 18, 2005 (inception) to September 30, 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

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

BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated.

RECLASSIFICATION

Certain December 31, 2010 amounts have been reclassified to conform to the September 30, 2011 condensed consolidated financial statement presentation.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $902,845 as of September 30, 2011.

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

GOING CONCERN AND PLAN OF OPERATION (CONTINUED)

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2011 and December 31, 2010.

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

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the nine months ended September 30, 2011. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill loss was recognized for the nine months ended September 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued an update to its Accounting Standards Codification Topic 350 related to Intangibles – Goodwill and Other. In this update, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments of this update, an entity is not required to calculate the fair value of a reporting unit unless then entity determines that is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has evaluated implementation of this update and determined that it will not have a material impact on their consolidated financial position or results of operations.

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

On June 15, 2011, the Company issued 25,000 shares its common stock, at a price of $0.50 per share, to Mr. Steve Dorff for services rendered. The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers. The Company determined that the price of $0.50 per share was a fair value for the shares issued to Mr. Dorff based on its most recent securities sale transaction.

On September 16, 2011, Mr. Stephen Horowitz exercised his 12,500 warrants to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.75 per share.

On September 16, 2011, Mr. Gary Saderup exercised his options to purchase 9,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS’ EQUITY/ (DEFICIT) (CONTINUED)

On September 21, 2011, the Company issued 60,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $30,000 owed to Brooktide, LLC. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers.

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

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities, such that they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

On June 15, 2011, the Company issued 25,000 shares its common stock, at a price of $0.50 per share, to Mr. Steve Dorff for services rendered. The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers. Based on the Company’s most recent securities sale transaction, the Company determined that the price of $0.50 per share was a fair value for the shares issued to Mr. Dorff.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

On July 27, 2011 Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

Additionally, Brooktide, LLC owns a controlling interest in the Company’s common stock. Mr. Farar, the President of Rokwader, is the sole manager of Brooktide, LLC. As a sole manager, Mr. Farar, has voting and investment power over the shares owned by Brooktide, LLC.

Based on a conversion price of $.50, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options. Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debts meet the definition of conventional convertible debts and bifurcation of the embedded derivatives is not necessary.

On September 21, 2011, the Company issued 60,000 shares of common stock to Brooktide, LLC upon conversion of a $30,000 Note owed to Brooktide, LLC. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers. The $30,000 owed to Brooktide, LLC was comprised of the $30,000 loan to the Company in accordance with the 6% Subordinated Convertible Promissory Note on July 27, 2011.

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

Following is a summary of the intangibles at the end of:

For the nine months ended September 30, 2011 and the year ended December 31, 2010, amortization expense was $1,071 and $6,000, respectively.

Amortization of the remaining intangible assets is expected to be $1,250 per year in 2011 through 2015, and $8,750 in aggregate for years thereafter through 2015.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 5 – SUBSEQUENT EVENT

We have evaluated subsequent events from the date of the condensed interim consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified that relate to the three month and nine month periods ended September 30, 2011.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Costs and Resources

During the remainder of 2011, we anticipate incurring costs of approximately $20,000 related to filing of Exchange Act reports.

We believe we will be able to meet these costs through current monies in our treasury ($17,497 as of September 30, 2011), additional amounts that may be loaned to us by our President, Mr. Yale Farar and/or by Brooktide, LLC., a company controlled by Mr. Farar, deferral of fees by certain service providers, if necessary, and revenues from operations.  On July 27, 2011, Brooktide, LLC, loaned the Company $30,000. The loan was evidenced by a Subordinated Convertible Promissory Note (“Note”), which was converted into the Company’s common stock at $0.50 per share (an aggregate of 60,000 shares) on September 21, 2011. The proceeds of the Note to the Company were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements and other operating expenses.  Based on a presumed share value of $0.50 per share and a conversion price of $0.50, the convertibility was not a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options.

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

Results of Operation for the nine months ended September 30, 2011 and 2010

During the nine months ended September 30, 2011, the Company generated $5,136 of revenues compared to $500 of revenues for the nine months ended September 30, 2010.  The $4,636 increase in revenues was due primarily to receipt of royalties from our new music catalog. During the nine months ended September 30, 2011 and 2010, the Company incurred general and administrative expenses of $96,438 and $67,959. The approximately 30% increase was primarily do to legal costs incurred in the acquisition of a music catalog and additional expenses related to compensation, and interest expense on additional loans and credit card. These operating expenses combined with limited revenues resulted in net losses of $(91,302) and $(67,455) for the periods ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and 2010, the Company had stockholders’ deficits of $126,893 and $33,049, respectively.

Liquidity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of September 30, 2011, we had an accumulated deficit of $902,845.  As of September 30, 2011, we had cash of $17,497 and a working capital deficit of $140,822.

To date, we have funded our operations through short-term debt. From inception through September 30, 2011, we have borrowed $435,000 as an advance from our largest stockholder. On August 16, 2007, we issued 1,000,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar, our largest stockholder) in full satisfaction of $280,000, which was the total owed to Mr. Farar as of that date.  Since November 2007, Mr. Farar and Brooktide, LLC, a limited liability company controlled by Mr. Farar has loaned to the Company and to Latigo, its wholly–owned subsidiary, pursuant to convertible promissory notes, an aggregate of $155,000. Of this amount, $30,000 was converted into the Company’s common stock on September 21, 2011, leaving a balance of $125,000 owing to Mr. Farar and Brooktide, LLC. The convertibility of these notes were not considered to be a beneficial conversion feature, and therefore the liability was not decreased nor the capital increased when the notes were converted. The proceeds of the Notes were used to pay fees and expenses, to the extent that such expenses were not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our talent base. In addition, we continue to generate only minimal revenues. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of additional bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms. These factors and the Company's ability to meet its expense obligations from current operations, and the need to raise additional capital to accomplish its objectives raises substantial doubt about the Company's ability to continue as a going concern.

Off-balance Sheet Arrangements

 Since our inception through September 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2011 and 2010, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2011, in accordance with the terms and conditions of a Subordinated Convertible Promissory Note dated July 27, 2011 (see below “Item 5-Other Information”), 2011, the Registrant issued 60,000 shares of its common stock to Brooktide, LLC (a company controlled by Yale Farar, the president, director and majority shareholder of the Registrant) in full satisfaction of $30,000 plus interest owed to Mr. Farar.

On September 16, 2011, the registrant issued 9,000 shares and 12,500 shares of its common stock to Gary Saderup and Stephen Horowitz, respectively, upon their exercise of previously issued options and warrants respectively at an exercise price of $.75 per share. Mr. Saderup is a director of the Registrant and Mr. Horowitz is a consultant to the Registrant.

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

On July 27, 2011, Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. On September 21, 2011, in accordance with the terms and conditions of the Note, it was converted into 60, 000 shares of the Registrants common stock (see above “Item 2- Unregistered Sales of Equity Securities and Use of Proceeds”).

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

ROKWADER, INC.

Date: November 14, 2011	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: November 14, 2011	/s/ Mitchell W. Turk
Mitchell W. Turk, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002