Form 10-K
period 2011-12-31
ROKWADER, INC.
filed 2012-03-02
CIK 1322952

      UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Aggregate market value of the voting stock held by non-affiliates: $374,253.00

Issuer revenues for its most recent fiscal year: $ 5,481.00

Number of shares outstanding of each of the issuer's classes of common stock at February 29, 2012:   Common Stock: 2,390,218.

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

History and Recent Developments

We were organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). Substantially all of the business conducted by Rokwader is through Latigo, its wholly-owned subsidiary. Thereafter, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) in order to undertake a public offering of shares of our common stock at a purchase price of $.75 per share, which registration statement was declared effective on May 13, 2008. We closed the offering after selling 318,504 shares for aggregate gross proceeds of $238,878.

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

"We have also begun to receive minimal royalties (revenues) from the Latigo acquisition of the Gary Harju music catalog in December, 2010.  The Gary Harju acquisition is helping to diversify our existing music catalog to give us a broader based platform going forward.  This catalog acquisition consists of all right, title and interest in 50 musical compositions from the Gary Harju music catalog to the extent of his writer's and publisher's share.  The total catalog (including copyrights and publishing rights) consists of original songs written in whole or in part by Gary Harju.  It is important to note that some of the songs are co-written by other songwriters and the other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer."

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

His many TV and cable movie credits include the Emmy nominated CBS mini-series "Elvis", the Hallmark Hall of Fame "Rose Hill", the animated Christmas classic "Annabelle's Wish", "Babe Ruth", "The Quick and The Dead", "Moonshine Highway" and "The Defiant Ones". Mr. Dorff’s many movie songs and scores have been featured in "Bronco Billy", "Blast from the Past", "Rocky IV", "Pure Country", "Tin Cup", "Michael", "Dudley Do-Right", "Dancer, Texas", "The Last Boy Scout", "Curly Sue" and "Honky Tonk Man". Currently, Mr. Dorff is the musical director of the popular television show “the Singing Bee” on CMT (the “Country Music Television” channel).

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

Almost all of our competitors offer a wider range of services and have greater name recognition and more extensive artist base and marketing outlets for their products than Latigo. We compete with other well known music companies and music publishers to identify and sign new artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. Our music publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. We are also highly dependent on securing artists that appeal to the music buying customers, and the competition with other music companies for such talent is intense.

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

Concentration of ownership will allow one shareholder to control Rokwader’s business

The President, and largest shareholder of Rokwader, currently owns approximately 70.2% of the outstanding stock of Rokwader. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as Directors and effectively operate Rokwader’s business, regardless of other investors’ preferences.

Only one of our directors has any previous experience launching and operating a music/entertainment company, and our officers and directors have only limited experience in the management of start-up companies such as Latigo.

Other than Steve Dorff our officers and directors have no previous experience launching and operating a music/entertainment company, such as Rokwader and its Latigo subsidiary, although Mr. Farar and Mr. Saderup have experience investing in and managing non-operating, or shell, companies and in coordinating and closing business combinations. They have only limited experience in establishing and growing a startup company such as Rokwader and its subsidiary, Latigo. As a result, we will continue to rely heavily on the experience and business acumen of Steve Dorff to establish an effective business strategy for our future music/entertainment operations.

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

Our limited assets and the lack of revenues raise substantial doubt about our ability to carry on business operations.

Rokwader has only generated a limited amount of revenues from operations. Consequently, we had a net loss of $112,883 for the year ended December 31, 2011 and $163,622 for the year ended December 31, 2010.  As of December 31, 2011, we had a working capital deficiency of $(162,042) and $3,082 of cash available. The current cash resources may not be sufficient to satisfy the cash requirements of the Company over the next 12 months.

Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources.  To date, the proceeds from our IPO offering and investment by our principal stockholder has funded our current operations. Additional financing may not be available to us on favorable terms, if at all.

Due to our continuing losses from business operations, our independent auditor’s report dated ________, 2012, includes an explanatory paragraph which raises substantial doubt about the Company’s ability to continue as a going concern. Our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. We are currently operating with limited cash reserves and no revenues which could inhibit our ability to continue in business or achieve our business objectives.

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

Item 1B. Unresolved Staff Comments.

None

Item 2.	Properties.

Our corporate and operational offices are located at 23300 Ventura Boulevard 2nd Floor, Woodland Hills, CA 91364. The office is provided through our President, Yale Farar, at no costs to us. In addition, music studio facilities are provided to us at no cost to the Company by Mr. Dorff, the Director and President of Latigo. We believe these spaces are currently adequate and plans to move to expanded office space are contingent upon raising additional capital, increasing revenues and the hiring of additional employees.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Mine Saftey Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Year Ending December 31, 2010	High Bid	Low Bid

Quarter Ended March 31, 2010	$1.01	$0.51
Quarter Ended June 30, 2010	1.01	0.51
Quarter Ended September 30, 2010	1.01	0.51
Quarter Ended December 31, 2010	1.01	0.51

Fiscal Year Ending December 31, 2011

Quarter Ended March 31, 2011	$1.25	$0.75
Quarter Ended June 30, 2011	1.01	0.75
Quarter Ended September 30, 2011	2.00	0.75
Quarter Ended December 31, 2011	0.75	0.75

Fiscal Year Ending December 31, 2012

January 1 through February 22, 2012	0.75	0.75

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

Common Stock Currently Outstanding

As of February 24, 2012, 1,891,214 of our current outstanding shares were restricted common stock, which are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

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

Recent Sales of Unregistered Securities

On January 3, 2011, the Company sold 70,000 shares of its common stock to one ”accredited” investor at $0.50 per shares for an aggregate amount of $35,000.00. On June 15, 2011, the Company issued 25,000 shares of its common stock, at a price of $.50 per shares, to the President of Latigo, for services rendered. The shares were sold in reliance on exemptions from registration under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended, and applicable state securities laws.

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

Furthermore, the Company continues to review other business opportunities.

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

Latigo’s expenses associated with its business through December 31, 2011, were $13,238. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Mr. Dorff’s recordings and in the 107 song musical catalogue, Latigo projects revenues to commence in the fourth quarter of 2011.

During the years ended December 31, 2011 and 2010, the Company had revenues of $5,481 and $500, respectively. During the years ended December 31, 2011 and 2010, the Company incurred net losses of $(112,883) and $(163,622), respectively. As of December 31, 2011, the Company had stockholders’ deficit of $(148,474).

Costs and Resources

During the year ended December 31, 2011, our costs related to filing of Exchange Act reports were $54,734. On April 14, 2010, Mr. Farar, President of the Company, loaned $25,000 to the Company. On November 17 and December 17, 2010, Brooktide, LLC, a company controlled by Mr. Farar, loaned $16,000 to Latigo, the Company’s subsidiary, and $9,000 to the Company, respectively. All of the loans were evidenced by three Subordinated Convertible Promissory Notes (the “Notes”) executed by the Company and, in regard to the $16,000 loan, by Latigo. The Notes bear interest of 6% per annum and are convertible at the option of the holder at any time into common stock of the Company at $.75 per share. The Notes are demand notes and may be paid at any time by the Company without permission or penalty.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005), and as of December 31, 2011, we had an accumulated deficit of $924,426. As of December 31, 2011, we had cash of $3,082 and a working capital deficiency of $(162,042).

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2011, we have not engaged in any off-balance sheet arrangements.

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

ROKWADER, INC.

Index to audited financial statements

Page
Report of Independent Registered Public Accounting Firm-Marcum LLP	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the periods ended December 31, 2011 and December 31, 2010 and for the period from March 18, 2005 (Inception) to December 31, 2011	F-4
Consolidated Statements of Stockholders’ Equity for the periods ended December 31, 2011 and December 31, 2010 and for the period from March 18, 2005 (Inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the periods ended December 31, 2011 and December 31, 2010 and for the period from March 18, 2005 (Inception) to December 31, 2011	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of Rokwader, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rokwader, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from March 18, 2005 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The accompanying consolidated financial statements of the Company for the period from March 18, 2005 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 29, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from March 18, 2005 (inception) to December 31, 2009 reflect a net loss of $647,921.  Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying consolidated financial statements for such periods from March 18, 2005 (inception) through December 31, 2009, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rokwader, Inc. and subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years then ended and for the period from March 18, 2005 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As set forth in Note 1 to the accompanying consolidated financial statements, although the company has commenced operations, it has generated minimal revenues from operations through December 31, 2011.  As discussed in Note 1, the Company has been generating losses and has incurred an accumulated deficit of $924,426 and has a working capital deficit as of December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty are disclosed in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Marcum llp

Los Angeles, California

March 1, 2012

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2011	2010
CURRENT ASSETS:

Cash (Note 1)	$3,082	$10,871
Prepaid Insurance	7,016	7,083

TOTAL CURRENT ASSETS	10,098	17,954

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $1,432 and $0, respectively (Note 4)	13,568	15,000

TOTAL OTHER ASSETS	13,568	15,000

TOTAL ASSETS	$23,666	$32,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$-	$243
Accrued Expenses	26,489	15,239
Credit Card Payable	20,651	21,688
Related Party Convertible Note Payable (Note 3)	125,000	125,000

TOTAL CURRENT LIABILITIES	172,140	162,170

TOTAL LIABILITIES	172,140	162,170

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized, 2,390,218 and 2,213,718 shares issued and
outstanding as of December 31, 2011 and December 31, 2010	2,390	2,214
Additional Paid-In Capital	773,562	680,113
(Deficit) Accumulated During Development Stage	(924,426)	(811,543)

TOTAL STOCKHOLDERS' DEFICIT (Note 2)	(148,474)	(129,216)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,666	$32,954

SEE ACCOMPANYING NOTES

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	FOR THE YEAR ENDED	FOR THE YEAR ENDED	(INCEPTION)
	DECEMBER 31, 2011	DECEMBER 31, 2010	TO DECEMBER 31, 2011

REVENUE	$5,481	$500	$12,634

EXPENSES
General and Administrative	118,364	84,578	858,339
Impairment Losses (Notes 4)	-	79,548	79,548
TOTAL EXPENSES	118,364	164,126	937,887

OTHER INCOME
Interest Income	-	4	827

NET LOSS	$(112,883)	$(163,622)	$(924,426)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.05)	$(0.07)	$(0.49)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,329,181	2,213,718	1,850,778

SEE ACCOMPANYING NOTES

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

BALANCE, MARCH 18, 2005	-	$-	$-	$-	$-

Sale of Common Stock on
March 30, 2005	1,250,000	1,250	99,990	-	101,240

Net Loss	-	-	-	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	(28,230)	73,010

Net Loss	-	-	-	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$(113,450)	$(12,210)

Issuance of Common Stock on
April 23, 2007	70,000	70	69,930	-	70,000

Issuance of Common Stock on
August 16, 2007 (Note 2)	104,500	105	29,155	-	29,260

Issuance of Common Stock on
August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	-	282,823

Contribution to Capital of Corporation
September 26, 2007 (Note 2)	(544,286)	(544)	544	-	-

Net Loss	-	-	-	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$(399,657)	$83,666

Issuance of Common Stock on
August 5, 2008, net of costs of
offering of $66,127 (Note 2)	318,504	318	172,433	-	172,751

Stock compensation expense (Note 2)	-	-	7,566	-	7,566

Net Loss	-	-	-	(135,324)	(135,324)

BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$661,441	$(534,981)	$128,659

Common Stock issued on February 12, 2009
for services performed (Note 2)	15,000	15	11,235	-	11,250

Net Loss	-	-	-	(112,940)	(112,940)
BALANCE, DECEMBER 31, 2009	2,213,718	$2,214	$672,676	$(647,921)	$26,969

Stock compensation expense (Note 2)	-	-	7,437	-	7,437

Net Loss	-	-	-	(163,622)	(163,622)
BALANCE, DECEMBER 31, 2010	2,213,718	$2,214	$680,113	$(811,543)	$(129,216)

Issuance of Common Stock on
January 3, 2011 (Note 2)	70,000	70	34,930	-	35,000

Issuance of Common Stock for Services
Rendered on June 15, 2011 (Note 2 & 3)	25,000	25	12,475	-	12,500

Issuance of Common Stock for full satisfaction
of note payable on September 21, 2011 (Note 2 & 3)	60,000	60	29,940	-	30,000

Issuance of Common Stock for the exercise of
a warrant and an option on September 16, 2011 (Note 2 & 3)	21,500	21	16,104	-	16,125

Net Loss	-	-	-	(112,883)	(112,883)
BALANCE, DECEMBER 31, 2011	2,390,218	$2,390	$773,562	$(924,426)	$(148,474)

 SEE ACCOMPANYING NOTES

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
			FROM MARCH 18, 2005
	FOR THE YEAR ENDED	FOR THE YEAR ENDED	(INCEPTION)
	DECEMBER 31, 2011	DECEMBER 31, 2010	TO DECEMBER 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (112,883)	$ (163,622)	$ (924,426)
Adjustments for non-cash items:
Amortization expense	1,432	6,000	55,848
Impairment Losses (Note 4)	-	79,548	79,548
Issuance of stock for interest payable	-	-	2,823
Issuance of stock for services rendered	12,500	-	53,010
Non-cash stock compensation expense	-	7,437	15,003

Changes in assets and liabilities:
Prepaid insurance	67	-	(7,016)
Accounts payable	(243)	(1,023)	-
Accrued expenses	11,250	5,651	26,489

Net Cash Used for Operating Activities	(87,877)	(66,009)	(698,721)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	-	-	(29,964)
Acquisition of Music Catalog (Note 4)	-	(15,000)	(15,000)

Net Cash Used for Investing Activities	-	(15,000)	(44,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	51,125	-	325,116
Repayment of loan payable	-	-	(34,000)
Proceeds from issuance of loan payable to officer	-	-	280,000
Proceeds from issuance of note payable	30,000	50,000	155,000
Credit card payable	(1,037)	21,688	20,651

Net Cash Provided by Financing Activities	80,088	71,688	746,767

NET (DECREASE)/ INCREASE IN CASH	(7,789)	(9,321)	3,082

CASH AT BEGINNING OF PERIOD	10,871	20,192	-

CASH AT END OF PERIOD	$ 3,082	$ 10,871	$ 3,082

Cash Paid During the Period for:
Interest	$ 9,617	$ 7,188	$ 40,217
Income taxes	$ 5,548	$ 1,953	$ 18,796

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock valued at $1.00	$ -	$ -	$ 70,000

The Company issued 104,500 shares of common stock for
services rendered. (Note 2)	$-	$-	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$-	$-	$282,823

The Company issued 15,000 shares of common stock for
services rendered. (Note 2)	$-	$11,250	$11,250

The Company issued 25,000 shares of common stock for
services rendered. (Note 2 & 3)	$12,500	$-	$12,500

The Company issued 60,000 shares of common stock
to Brooktide, LLC in full satisfaction of $30,000 owed
to Brooktide, LLC. (Note 2 & 3)	$30,000	$-	$30,000
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

RECLASSIFICATION

Certain December 31, 2010 amounts have been reclassified to conform to the December 31, 2011 consolidated financial statement presentation.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $924,426 as of December 31, 2011.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2011 and December 31, 2010.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS (CONTINUED)

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the year ended December 31, 2011. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010.

REVENUE RECOGNITION

As required by FASB ASC Topic 605, Revenue Recognition (“ASC 605”), the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music publishing royalties, generally are recognized as revenue when cash is received. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued an update to its Accounting Standards Codification Topic 220 related to Comprehensive Income. In this update, the Board reinstated the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05 in June 2011. These requirements are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In December 2011, the FASB issued an update to its Accounting Standards Codification Topic 210 related to Balance Sheet. In this update, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. Generally Accepted Accounting Principles and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The scope of this amendment would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company has evaluated implementation of this update and determined that it will not have a material impact on their consolidated financial position or results of operations.

In September 2011, the FASB issued an update to its Accounting Standards Codification Topic 350 related to Intangibles – Goodwill and Other. In this update, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments of this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has evaluated implementation of this update and determined that it will not have a material impact on their consolidated financial position or results of operations.

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

At December 31, 2010, the 21,500 vested options and warrants are outstanding at an exercise price of $0.75 per share and there is no intrinsic value. Compensation cost charged to operations was $7,437 for the year ended December 31, 2010. Compensation cost charged to operations was $11,250 for the year ended December 31, 2009.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS’ EQUITY/ (DEFICIT) (CONTINUED)

On September 21, 2011, pursuant to the terms and conditions dated July 27, 2011, the Company issued 60,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $30,000 owed to Brooktide, LLC. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers. The Company determined that the price of $0.50 per share was a fair value for the shares issued to Mr. Dorff based on its most recent securities sale transaction.

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

On June 15, 2011, the Company issued 25,000 shares of its common stock, at a price of $0.50 per share, to Mr. Steve Dorff for services rendered. The shares of common stock issued are restricted shares and each share certificate contains a legend restricting sales and transfers. Based on the Company’s most recent securities sale transaction, the Company determined that the price of $0.50 per share was a fair value for the shares issued to Mr. Dorff.

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

Based on a conversion price of $.50, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options because the conversion price at issuance is the same as the estimated price of the Company’s common stock based on recent issuances of common stock at $.50 per share (see Note 2).  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded conversion feature is not necessary as the embedded conversion feature is not clearly and closely related to the economic characteristics and risks of the debt.

On September 21, 2011, the Company issued 60,000 shares of common stock to Brooktide, LLC in full satisfaction of $30,000 owed to Brooktide, LLC. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers. The $30,000 owed to Brooktide, LLC was comprised of the $30,000 loan to the Company in accordance with the 6% Subordinated Convertible Promissory Note on July 27, 2011.

NOTE 4 – GOODWILL AND INTANGIBLES

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

	December 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:	15,000	1,432	15,000	-
Harju Music Catalog	$15,000	$1,432	$15,000	$-

For the year ended December 31, 2011 and the year ended December 31, 2010, amortization expense was $1,432 and $6,000, respectively.

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

Amortization of the remaining intangible assets is expected to be $6,083 from 2012 through 2016, and $7,485 in aggregate for years thereafter through 2015.

NOTE 5 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

Current
Federal	$ -
State	1,600
1,600

Deferred
Net Change in deferred tax assets:
Federal	-
State	-
$ -

As of December 31, 2011, the Company had incurred $294,000 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $58,500 amortizable over 15 years. Additionally, the Company has net operating loss carry forwards of approximately $601,000 and $722,000 for both federal and state purpose, respectively. These federal and state carry forwards are scheduled to expire beginning in 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2008 and by the Franchise Tax Board for years prior to 2007. There could be certain limitation, imposed by Section 382 of the Internal Revenue Code, on the utilization of these loss carry forwards, if there were more than a 50 percent change of control. The Company has recorded a deferred tax asset of $345,000. As of December 31, 2011, the Company established a valuation allowance of $345,000 to fully offset the deferred tax asset based on a brief history of operations. During the years ended December 31, 2011 and 2010, the company’s valuation allowance increased $48,000 and $48,000 , respectively.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	2011	2010
Federal Statutory Rate	34%	34%
Effect of State Income Taxes	6%	6%
Valuation Allowance Adjustment	-40%	-40%
Effective Rate	0%	0%

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated subsequent events from the date of the consolidated balance sheet through the date of the filing of this Form 10-K. During this period, no material recognizable subsequent events were identified that relate to the year ended December 31, 2011.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A	Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2011.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2011. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Yale Farar	73	President and Director	2005
Mitchell W. Turk	56	Chief Financial Officer, Secretary and Director	2005
Gary Saderup	60	Director	2005
Steve Dorff	62	Director and President of Latigo Shore Music, Inc.	2007

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

Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Turk who serves as chairman and Mr. Saderup. Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested "audit committee financial expert" under the federal securities laws. We hope to be able to fill these positions during the latter part of 2012.

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

The following table sets forth the compensation of our Chief Executive Officer during the last three fiscal years ended December 31, 2011, 2010 and 2009. No officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary compensation table

	Annual Compensation				Long Term Compensation
					Awards		Payout
	Year	Salary	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout($)	All Other Compensation
Yale Farar	2011	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

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

Director's compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we may adopt a director compensation policy by the end of the current year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth as of January 31, 2012 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Brooktide, LLC (2)	1,677,214	70.2%
Yale Farar (3)	1,677,214	70.2%
Mitchell W. Turk (4)	40,000	1.6%
Gary Saderup (4)	34,000	1.4%
Steve Dorff (4)	140,000	5.8%
Officers and Directors (4 persons)	1,891,214	79.0%

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23300 Ventura Boulevard, 2nd Floor, Woodland Hills, CA 91364.

(2)	The address for Brooktide, LLC is 123 West Nye Lane #510, Carson City, Nevada 89706. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar.

(3)	These shares are held in the name of Brooktide, LLC of which Yale Farar, Rokwader’s President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.

(4)	Individual has sole voting and investment power over such shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

On September 21, 2011, in accordance with the terms and conditions of a Subordinated Convertible Promissory Note dated July 27, 2011, the Company issued 60,000 shares of its common stock to Brooktide, LLC (a company controlled by Yale Farar, the president, director and majority shareholder of the Registrant) in full satisfaction of $30,000 plus interest owed to Mr. Farar.

On September 16, 2011, the Company issued 9,000 shares and 12,500 shares of its common stock to Gary Saderup and Stephen Horowitz, respectively, upon their exercise of previously issued options and warrants respectively at an exercise price of $.75 per share. Mr. Saderup is a director of the Registrant and Mr. Horowitz is a consultant to the Company.

All of the individuals and entities receiving the Company’s common stock are “accredited” investors. The shares of common stock are all restricted shares and the stock certificates have been affixed with a legend restricting sales and transfers. The Company issued the common stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended.

We currently use the offices and music recording studio of management at no cost to us. Management has agreed to continue this arrangement until the Company generates greater revenues.

Item 14.	Principal Accountant Fees and Services.

During 2011 and 2010, Marcum Stonefield, a division of Marcum, LLP, the Company’s independent auditors as of December 31, 2011, , have billed for their services as set forth below.. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2011, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2011.

	Year ended December 31,
	2011	2010

Audit Fees	$24,000	$24,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

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

FORM 8-K:

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2012.

ROKWADER, INC.

By:	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Yale Farar	Dated: March 1, 2012
Yale Farar
President (Principal Executive Officer) and Director

/s/ Mitchell W. Turk	Dated: March 1, 2012
Mitchell W. Turk
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Director

/s/ Gary Saderup	Dated: March 1, 2012
Gary Saderup
Director

/s/ Steve Dorff	Dated: March 1, 2012
Steve Dorff
Director and President of Latigo Shore Music, Inc.

EXHIBIT INDEX

Exhibit	ITEM

2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

4.1 (2)	Specimen Certificate of Common Stock

4.2 (7)	Escrow Agreement

10.2 (2)	Agreement to Advance Funds by Yale Farar

10.3 (3)	Second Amendment to the Agreement to Advance Funds by Yale Farar dated December 4, 2006

10.4 (3)	Promissory Note dated December 4, 2006 in favor of Yale Farar

10.5 (1)	Addendum to Agreement to Advance Funds by Yale Farar dated March 27, 2007

10.6 (1)	Memorandum of Understanding between Ask Street Music, LLC and Latigo Shore Music, Inc. dated January 25, 2007

10.7 (1)	Employment Agreement between Steve Dorff and Latigo Shore Music, Inc. dated February 1, 2007

10.8 (1)	Letter Agreement between Latigo Shore Music, Inc. and Jon Estep dated February 13, 2007

10.9 (1)	Fair Market Valuation Opinion and Report dated March 30, 2007 re: Latigo Shore Music, Inc.

10.10 (5)	6% Subordinated Convertible Promissory Note dated April 26, 2007

10.11 (6)	Convertible Promissory Note dated November 13, 2007

10.12 (5)	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $9,000 dated December 17, 2010

10.13 (5)	Convertible Promissory Note between the Company and Latigo Shore Music, Inc. in the amount of $16,000 dated Dec. 17, 2010

10.14 (5)	Security Agreement entered into by Latigo Shore Music, Inc. and Brooktide, LLC dated December 17, 2010

31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed April 27, 2007
(6)	Filed as an exhibit to Registrant’s Form 8-K filed November 13, 2007
(7)	Filed as an exhibit to Registrant’s Form SB-2 filed December 6, 2007
(5)	Filed as an exhibit to Registrant’s Form 8-K filed December 17, 2010