Form 10-K
period 2013-12-31
ROKWADER, INC.
filed 2014-04-08
CIK 1322952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

COMMISSION FILE NUMBER: 000-51867

ROKWADER, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1731755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23945 Calabasas Road, Suite 115, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:	(818) 224-3675

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	Not applicable

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
( Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $140,334 on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,548,718 shares of common stock are issued and outstanding as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

ROKWADER, INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Rokwader", "we"", "our", the "Company" and similar terms refer to Rokwader, Inc., a Delaware corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

We were organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). Substantially all of the business conducted by Rokwader is through Latigo, its wholly-owned subsidiary. Thereafter, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) in order to undertake a public offering of shares of our common stock at a purchase price of $.75 per share, which registration statement was declared effective on May 13, 2008. We closed the offering after selling 318,504 shares for aggregate gross proceeds of $238,878. On June 13, 2012, we filed an Amendment to Certificate of Incorporation to decrease the number of authorized common stock from 100,000,000 shares to 50,000,000 shares. The number of preferred stock remained the same at 10,000,000 shares.

Corporate Overview

One of Latigo’s assets is a music catalog (the "Latigo Catalog") that was acquired as part of our acquisition of Latigo on April 23, 2007.  The current Latigo Catalog (including copyrights and publishing rights) consists of 106 original songs written in whole or in part by Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo.  Other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer.  Other songwriters also sometimes have their own publishing designees.  Mr. Steve Dorff has also offered his services non-exclusively as a producer for Latigo's music production business and given Latigo a right of first refusal to any future productions he may undertake.

As a rule, total income is typically split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such asBroadcast Music, Inc. (“BMI”) and the publishers only collect the “publisher’s share” of public performance income.

We have also begun to receive minimal royalties (revenues) from the Latigo acquisition of the Gary Harju music catalog in December, 2010.  The Gary Harju acquisition is helping to diversify our existing music catalog to give us a broader based platform going forward.  This catalog acquisition consists of all right, title and interest in 50 musical compositions from the Gary Harju music catalog to the extent of his writer's and publisher's share.  The total catalog (including copyrights and publishing rights) consists of original songs written in whole or in part by Gary Harju.  It is important to note that some of the songs are co-written by other songwriters and the other songwriters and their publishing designees own the balance of the percentages of these songs.  Songwriting is collaborative, so other co-writers usually have their own music publisher who collects their royalties, in addition to the writer’s receipt of monies from his own performing rights organization. Latigo collects only the income attributable to its writer’s co-writing share. This is standard procedure in the music industry since many songs are collaborations of more than one writer." Our total catalog, including the Latigo Catalog, consists of 156 songs.

We are hopeful of generating income from our songs through air play on radio, television and streaming music services, public performance at venues and restaurants, sales of CDs and digital downloads, and from synchronization licenses for film, television and commercials. In this regard we have commenced the marketing of our songs through music consultants and our contacts that call upon music professionals that are seeking new musical material (songs) for artists’ albums and for uses in films, television programs and commercials.

On January 24, 2013, Rokwader, the owner of 50% interest of the Andrew Dorff Catalog (the “Catalog”), acquired the remaining 50% interest of the catalog from Dillonpark, LLC, an entity of which Mr. Farar, the president and principal shareholder of Rokwader, is a member and manager. The purchase price for the Catalog was $22,000, which is the same amount that Dillonpark paid to acquire the Catalog. Furthermore, the purchase price is only required to be paid if and when the 50% interest produces cash through royalties or sales.

Rokwader, Inc. acquired 100 percent of the writer's share of the 106 musical compositions written or co-written by Andrew Dorff that mirror those same songs that are published and owned by Latigo, as per the agreement of May 2013 between Andrew Dorff and Latigo (the "Writer's Share") for $40,000. Music publishing and songwriter's share represent two different ownership interests. Rokwader believes that owning the publishing rights and 100 percent of the Writer's Share could be advantageous to the future of the Company and could make the Company stronger in its acquisition of additional music assets.

In their audit report dated March 26, 2014, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. For the year ended December 31, 2013 we had revenues of $5,689 and a net loss of $105,664.

Business Strategy

Latigo is in the music publishing business. The music publishing business includes copywriting musical compositions that are written by various songwriters and composers. Music publishers exploit the copyrights to produce revenues via sales of recordings and other musical usages such as commercials, radio plays and television shows. Latigo believes emerging technologies and the introduction of innovative business relationships in the current market allow for a unique opportunity for business expansion. Revenues for Latigo should be realized through publishing income on copyrights that we acquire.

As a small company we can operate with a creative hands-on approach to the selected few composers, songwriters, and artists that we currently promote. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and the administration of the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from two principal sources:

●	Mechanical: Latigo, as licensor receives royalties with respect to songs embodied in recordings sold in any format or configuration, including physical recordings (e.g. CD’s, DVD’s, video cassettes), online and wireless downloads.
●	Performance: Latigo, as licensor, receives royalties if the song is performed publicly through broadcast of music on television, radio, cable and satellite, live concert performances or other venues, such as nightclubs and stage theatrical productions.

In addition we are attempting to provide creative services to commercial songwriters in Country Western music.

Management Experience

Management is confident that their current officers, as well as the consultants and vendors they utilize at their discretion, are sufficient to execute the goals of Latigo, and operate the business through the initial phase of production and marketing.

Steve Dorff, the President of Latigo, is a long-time composer and producer. Mr. Dorff is a three-time Grammy nominee and has often been on the nation's top music charts. His résumé includes nine #1 film songs and 15 Top 10 hits, including the Kenny Rogers' classic "Through the Years", a BMI 3 million performance songs, as well as "I Just Fall In Love Again ", the Anne Murray record that captured Billboard's #1 Song Of The Year honors. His many songs have been sung by many artists including Barbra Streisand, Celine Dion, Whitney Houston, George Strait, Vanessa Williams and others. Emmy Nominee for five television compositions, his credits include such stalwarts as "Murphy Brown" and "Murder She Wrote". He has also contributed to various television series’ like "Growing Pains", "Alien Nation", "Spenser: for Hire", "Major Dad", "Colombo", "Reba", and "Rodney".

His many TV and cable movie credits include the Emmy nominated CBS mini-series "Elvis", the Hallmark Hall of Fame "Rose Hill", the animated Christmas classic "Annabelle's Wish", "Babe Ruth", "The Quick and The Dead", "Moonshine Highway" and "The Defiant Ones". Mr. Dorff’s many movie songs and scores have been featured in "Bronco Billy", "Blast from the Past", "Rocky IV", "Pure Country", "Tin Cup", "Michael", "Dudley Do-Right", "Dancer, Texas", "The Last Boy Scout", "Curly Sue" and "Honky Tonk Man". Mr. Dorff was the musical director of the popular television show “the Singing Bee” on CMT (the “Country Music Television” channel).

Yale Farar, the president of the Company, besides being a sophisticated investor and businessman, began his career years ago in the music business as a radio DJ and later as a television talent coordinator and producer.

Gary Saderup, director and secretary, is an actor, producer of two small films and an artist. In the last 3 years Mr. Saderup has been a producer of and acted in 2 small film adaptations of Lincoln, a 2-hour one-man show.  In addition, he played the lead role and produced MacArthur, another film adaptation of a one-man show.

Industry Overview

Music is one of the primary entertainment forms of the modern era. The industry is highly competitive, based on consumer preferences, and changes rapidly due to consumer demand and advancements in technology. To be competitive, companies must be able to discover and develop artists and talents that have appeal beyond a domestic audience. They must also be able to successfully promote and market these acts, and maintain strong music publishing catalogues. These catalogues provide for lucrative business opportunities that can be exploited year after year, and are not at the mercy of changing technologies. The nature of copyrights is for their value to possibly increase over years with very minimal expense. For example: one song that gets recorded and sells units can generate income that can continue for many years. This one song can raise the value of the entire catalog. Furthermore, content in catalogs is affected minimally by digital piracy because content of copyrights is difficult to alter. The top five music consuming countries continue to be the United States, England, France, Japan, and Germany. Digital Piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. International Federation of the Phonographic Industry (“IFPI”) estimates that billions of songs are illegally downloaded every year.

Industrial Piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than a decade.

 The industry has launched an intensive campaign to limit piracy that focused on four key initiatives:

●	Technological: The technological measures against piracy are geared towards degrading the illegal file sharing process and tracking providers and consumers of pirated music.
●	Educational: Led by Recording Industry Association of America (“RIAA”) and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements.
●	Legal: In conjunction with its educational efforts, the industry has taken aggressive legal actions against file-sharers and is continuing to file industrial pirates.
●	Development of online and mobile alternatives: Most of the companies in the music industry believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the recent proliferation and early success of legitimate digital music distribution options. We agree that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading, better search capabilities and seamless integration with portable digital music players.

These efforts are incremental to the long standing push by organizations such as IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads.

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

Almost all of our competitors offer a wider range of services and have greater name recognition and more extensive artist base and marketing outlets for their products than Latigo. We compete with other well known music companies and music publishers to identify and sign new artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. Our music publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. We are also dependent on securing artists that appeal to the music buying customers, and the competition with other music companies for such talent is intense.

We also anticipate significant competition from other recording companies, most of which have substantial financial, technical, marketing, and management resources. This has created a greater degree of difficulty in securing proven artists and acquiring musical works by well-known artists in ways that are economically viable. Due to the continuing limitation of platforms for their artists, there is no guarantee the various music companies like Latigo can successfully compete within the music business marketplace.

Employees

As of December 31, 2013, we had one full time employee. The Company utilizes various independent contractors for marketing and accounting services.

ITEM 1A. RISK FACTORS.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Concentration of ownership will allow one shareholder to control Rokwader’s business

The President, and largest shareholder of Rokwader, currently owns approximately 66.3% of the outstanding stock of Rokwader. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as Directors and effectively operate Rokwader’s business, regardless of other investors’ preferences.

Only one of our directors has any previous experience launching and operating a music/entertainment company, and our officers and directors have only limited experience in the management of start-up companies such as Latigo.

Other than Steve Dorff our officers and directors have no previous experience launching and operating a music/entertainment company, such as Rokwader and its Latigo subsidiary, although Mr. Farar and Mr. Saderup have experience investing in and managing companies and in coordinating and closing business combinations. They have only limited experience in establishing and growing a startup company such as Rokwader and its subsidiary, Latigo. As a result, we will continue to rely heavily on the experience and business acumen of Steve Dorff to establish an effective business strategy for our future music/entertainment operations.

There are no independent directors on our Board of directors which may create a conflict of interest.

All of the directors of the Company’s Board of Directors are either officers of the Company or its subsidiary. Because of this affiliation with the Company, they do not have the independence that an outside non-affiliated officer would command. This existing relationship between the directors and the Company may interfere with a director’s exercise of independent judgment in carrying out the responsibilities of a director. This lack of independence may also cause a conflict of interest between the directors, the Company and the Company’s stockholders.

The auditor’s report states there is substantial doubt about the ability of Preston to continue its operations as a going concern.

In their audit report dated March 26, 2014, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Although at December 31, 2013, we had working capital of approximately $27,142, we have not yet generated any material operating revenues.  Our cash reserves will be used to primarily fund ongoing operations.  However, our inability to generate material revenues could eventually inhibit our ability to continue in business or achieve our business objectives.  Therefore any purchaser of our shares may be investing in a company that will not have the funds necessary to continue its business strategies. In addition, because of this “going concern” opinion it may be more difficult to attract investors.

As an “emerging growth company” we may take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period by opting out of complying with the new or revised accounting standards. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

The success of Rokwader’s plan of operation will depend to a great extent on the operations, financial condition and management of its sole subsidiary Latigo. Latigo does not have an established operating history. The music and entertainment industry is a very speculative one with changing trends, music and movie themes, contemporary issues, age and gender preferences and other factors determining the success or failure of various types of music, theatre and movies. Consequently, there is no assurance that the interest in the musical catalogue currently owned by Latigo will find a significant audience or be commercial successes. Therefore, the success of our operations will be dependent upon management of Latigo’s business and numerous other factors beyond our control.

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

We have options and convertible debt issued and outstanding which are convertible into our common stock. A conversion of such securities could have a dilutive effect to existing stockholders.

As of December 31, 2013, we have options and convertible debt issued and outstanding exercisable at any time into 861,666 shares of our common stock at prices ranging from $0.375 to $0.75 per share. The options and convertible debt are exercisable in whole or in part. The exercise of the options and convertible debt into shares of our common stock could have a dilutive effect to the holdings of our existing stockholders.

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

Rokwader has only generated a limited amount of revenues from operations. Consequently, we had a net loss of $105,664 for the year ended December 31, 2013 and a net loss of $195,449 for the year ended December 31, 2012.  As of December 31, 2013 we had a working capital deficiency of $(277,282) and $27,142 of cash available. The current cash resources may not be sufficient to satisfy the cash requirements of the Company over the next 12 months.

Our ability to continue operations is dependent upon our ability to successfully establish our business and secure additional funding sources.  To date, the proceeds from our IPO offering and investment and loans primarily from our principal stockholder has funded our current operations. Additional financing may not be available to us on favorable terms, if at all.

Due to our continuing losses from business operations, our independent auditor’s report dated July 31,2013, includes an explanatory paragraph which raises substantial doubt about the Company’s ability to continue as a going concern. Our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. We are currently operating with limited cash reserves and no revenues which could inhibit our ability to continue in business or achieve our business objectives.

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

We are in effect a company in the development stage, launching a business model within the music industry. We will require additional capital in order to acquire, develop, and distribute new music products, to pay for marketing efforts and fund our growth. In addition, we will need to adequately capitalize the development of each new artist and we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we believe that we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank financing or other arrangements. We cannot assure you that such additional capital will be available on terms acceptable to us, if at all. Any additional equity financing is expected to be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. While we anticipate that our current shareholders will continue to fund our operating expenses if necessary, there is no assurance that this will continue to be the case. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our music development and distribution programs or to limit the operation or marketing of our music products. This could have a material and adverse effect on our business.

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

Since 1999 the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed in part to digital piracy. Other reasons for this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business intends to generate a portion of its revenues from mechanical royalties received from the sales of music in recorded music formats such as the CD. The industry may continue to decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited "public float”, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors;

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been a nominal liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  Our common stock is quoted for trading on the OTC Marketplace (“Pink OTC”) or pink sheets.  We are considering applying for listing of our common stock on the OTCQB or OTC Bulletin Board. Should  we decide not to file, or should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains listed on the Pink OTC or suspended from the Pink OTC, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock may be deemed a "penny stock," which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in our private placements upon the effectiveness of the registration statement we expect to file, or upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock sold in our private placements will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares, or (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not lease any property under long-term leases; however we rent, on a month to month basis for $50 per month, approximately 225 square feet at 23945 Calabasas Road, Calabasas, CA 91302.  We believe that these facilities are suitable for our needs for foreseeable future,

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on OTC Pink under the symbol “ROKR.” Because there are limited quotations for our stock on the OTC Pink, there is not an established trading market for our stock. The prices set forth below reflect the high and low transaction price for each quarter within the three most recent fiscal years as provided by OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ending December 31, 2014	Low	High
January 1 through March 23, 2014	$0.40	$0.51

Year Ending December 31, 2013	Low	High
October 1 through December 27, 2013	$0.40	$0.51
Quarter Ended September 30, 2013	$0.40	$0.51
Quarter ended June 30 , 2013	$0.40	$0.40
Quarter ended March 31, 2013	$0.40	$0.40

Year Ended December 31, 2012	Low	High
Quarter ended December 31, 2012	$0.40	$0.40
Quarter ended September 30, 2012	$0.40	$0.40
Quarter ended June 30, 2012	$0.25	$0.75
Quarter ended March 31, 2012	$0.51	$0.75

Year Ended December 31, 2011	Low	High
Quarter ended December 31, 2011	$0.75	$0.75
Quarter ended September 30, 2011	$0.75	$2.00
Quarter ended June 30, 2011	$0.75	$1.01
Quarter ended March 31, 2011	$0.75	$1.25

The last sale price of our common stock as reported on the OTC Markets OTCQB tier was $0.40 per share on April 7, 2014. As of April 7, 2014, there were approximately 71 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Under the terms of the Security Agreement with a related party described elsewhere herein, we are prohibited from declaring and paying dividends so long as there are amounts outstanding under the related secured credit line. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

None except as previously reported.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the other sections of this registration statement on Form 10, including “Risk Factors,” “Description of Our Business” and the accompanying consolidated financial statements and related notes in Item 13 – "Financial Statements and Supplementary Data". As discussed in Note 1 to our annual consolidated financial statements, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and the future success of our operations.  Our plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report as well as other matters over which we have no control. See “Forward-Looking Statements.” Our actual results may differ materially.

Overview

Results of Operations

Our principal business objective for the next 12 months will be to achieve long-term growth through Latigo, our wholly-owned subsidiary. In this regard, we are putting extensive effort into marketing the songs in our catalogs, by introducing them to recording artists, producers and singers in order to try and get them recorded. When they are recorded and if successfully released they will generate royalties. We have retained music industry consultants that are bringing to the attention of active music industry parties the songs in our catalogs. We cannot at this time predict future results of our operations, as it is very difficult to predict success of released and marketed recordings. In the end, the public makes the final judgment by their purchases. Furthermore, the Company continues to review other business opportunities which include strategic relationships or mergers and acquisitions. Latigo is also interested in acquiring additional music catalogs. Latigo hopes to be able to receive publishing fees on the copyrights as other singers, movies, television, or other theatrical outlets utilize the songs in the catalog.

Latigo’s expenses associated with its business for the quarter ended September 30, 2013, were $2,320. Mr. Dorff has a fully equipped recording studio where Master Recordings and demos can be produced.

On January 24, 2013, the Company, which already owned a 50% interest of the Andrew Dorff Catalog (the “Catalog”), acquired the remaining 50 % interest of the catalog from Dillonpark, LLC, an entity of which Mr. Farar, the president and principal shareholder of the Company, is a member and manager. The purchase price for the Catalog was $22,000, which is the same amount that Dillonpark paid to acquire the Catalog. Furthermore, the purchase price is only required to be paid if and when the 50% interest produces cash through royalties or sales. There is no level of cash production required to trigger the commencement of repayment of the $22,000. To date the Catalog has not produced any revenue.

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012.

Revenues for the years ended December 31, 2013 and 2012 were $5,689 and $5,927, respectively.

Operating expenses for the year ended December 31, 2013 were $111,353 compared to $201,376 for the same comparable period in 2012. Operating expenses decreased by $90,023, or 81%, in 2013. During the year ended December 31, 2013 and 2012, the Company incurred net losses of $(105,664) and $(195,449), respectively. The reduction in net loss for the year ended September 30, 2013, was principally due to the reduced legal and accounting fees associated with the requirements of reporting as a public company which the Company no longer had to pay. As of December 31, 2013 and 2012, the Company had stockholders’ deficit of $(227,885) and $(152,721), respectively. By becoming a public company again, the Company expects the expenses associated with a public company to rise to pre-non-public company levels and therefore without corresponding revenues it will have a substantial adverse effect on the Company’s results of operations.

We expect our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of December 31, 2013, we had an accumulated deficit of $1,225,539.  As of December 31,, 2013, we had cash of $27,142 and a working capital deficit of $277,282.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.  Although there is no contractual relationship between the Company and Mr. Farar, the President and principal shareholder, he has indicated that, if the Company continues to grow, he would favorably entertain funding corporate expenses for approximately another 24 months. Any additional capital advanced by Mr. Farar would most likely be in the form of a convertible promissory note at 6% interest (the “Note”) and convertible into common stock of the Company at a price equal to the closing bid price on the OTC.Pink on the date of the Note. There is no assurance that Mr. Farar will continue to support the Company. Without a further influx of monies, either from revenues or from outside investors, the Company will run out of funds within approximately six months.

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

Financial statements for the years ended December 31, 2013 and 2012 have been filed as an exhibit to this registration statement and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Tabular Disclosure of Contractual Obligations

As a small reporting company, we are not required to provide this information and have elected not to provide it.

Critical Accounting Policies

Management is responsible for the integrity of the financial information presented herein.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Where necessary, they reflect estimates based on management's judgment.  When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making.  We believe that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Revenue Recognition

We follow the revenue recognition guidance in the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”). We recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Revenue is recognized at the time services or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, notes receivable, account payables, and short-term debt approximate fair value due to their relatively short maturities.

Income Taxes

We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in our financial statements.

Stock Based Compensation

We adopted the fair value recognition provisions of ASC 718, "Compensation – Stock Compensation”.  Under the fair value recognition provisions, we are required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

Emerging Growth Company Status

The Jumpstart our Business Startups Act of 2012, or the JOBS Act, permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to "opt out" of this provision and, as a result, we will not be complying with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Impact of Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the Codification are communicated through issuance of an Accounting Standards Update (“ASU”).

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For Global, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance is effective for our fiscal year 2012, and must be applied retrospectively for all periods presented in the consolidated financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. We do not anticipate that this new guidance will have a material impact on its consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Not required.

Subsequent Events

On January 31, 2014 Brooktide, LLC loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 12, 2012, the Company filed a Form 15 with the SEC terminating its registration under the Exchange Act of 1934. The filing of the Form 15 also relieved the Company of any further SEC reporting requirements. This was a cost saving measure taken by the Board. The Board approved the dismissal of Marcum, LLP (“Marcum”) as its accountants.

On April 16, 2012, the Company notified Marcum LLP (“Marcum”) of the dismissal of Marcum as the Company’s independent registered public accounting firm.

During the fiscal years ended December 31, 2011 and December 31, 2010, Marcum’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Marcum’s report included an explanatory paragraph emphasizing substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2011 and December 31, 2010 and the subsequent periods through April 16, 2012 and December 18, 2013, (i) there were no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements; and there were no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On January 10, 2014, the Company provided Marcum with a copy of the disclosures it is making in response to Item 14 on this Form 10, and requested that Marcum furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter, dated January 13, 2014, is filed as Exhibit 16.1 to this Form 10.

On May 9, 2013, the Company retained the services of Anton & Chia, LLP, Newport Beach, California, as the Company’s new independent registered public accounting firm.

During the two most recent fiscal years and through May 9, 2013, the Company has not consulted with Anton & Chia, LLP regarding any of the following:

(i)	The application of accounting principles to specific transactions, either completed or proposed, or
(ii)	The type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) written report, or (b) oral advice that Anton & Chia, LLP concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or
(iii)	Any matter that was a subject of a disagreement, or that Item 10 defined in Item 307(a)(1)(iv) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2013. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Yale Farar	75	President, Chief Financial Officer and Director	2005
Gary Saderup	62	Secretary and Director	2005
Steve Dorff	64	Director and President of Latigo Shore Music, Inc.	2007

Yale Farar, President, Chief Financial Officer and Director and founder since 2005. Mr. Farar has been an active private investor for over forty years, specializing in corporate development. Since April 1996, Mr. Farar has also been the manager and principal owner of Brooktide, LLC. Brooktide, LLC is owned by, and engages in investment and financial management for Mr. Farar. No other company affiliated with Mr. Farar, other than Brooktide, LLC, has any relationship with Rokwader. Mr. Farar’s experience in investing in public companies and in the entertainment business contributes to his position as a director.

Gary Saderup, Secretary and Director, has been an active artist, publisher and independent businessman for over 30 years. Through his company, Gary Saderup, Inc., formed in December 1994, Mr. Saderup has sold his work internationally, including in Japan, Australia, South Africa, the U.K., Germany and Canada, as well as within the U.S. Mr. Saderup studied at Brigham Young University, the University of Hawaii, and the Art Center College of Design. Mr. Saderup has also previously worked as a professional actor and director. Mr. Saderup is also co-owner of a theatrical production company in Ventura County, California. Through this company he has produced and starred in three theatrical productions in the past few years. Mr. Saderup’s technical experience in the entertainment business contributes to his position as a director.

Steve Dorff, the President of Latigo, is a long-time composer and producer. Mr. Dorff is a three-time Grammy nominee and has often been on the nation's top music charts. His résumé includes nine #1 film songs and 15 Top 10 hits, including the Kenny Rogers' classic "Through the Years", a BMI 3 million performance song, as well as "I Just Fall In Love Again ", the Anne Murray record that captured Billboard's #1 Song Of The Year honors. His many songs have been sung by some of the greatest artists of our time including Barbra Streisand, Celine Dion, Whitney Houston, George Strait, Vanessa Williams and others. Emmy Nominee for five television compositions, his credits include such stalwarts as "Murphy Brown" and "Murder She Wrote". He has also contributed to various television series’ like "Growing Pains", "Alien Nation", "Spenser: for Hire", "Major Dad", "Colombo", "Reba", and "Rodney". Mr. Dorff was the musical director of the popular television show “The Singing Bee” on CMT (the “Country Music Television” channel) His many other TV and cable movie credits include the Emmy nominated CBS mini-series "Elvis", the Hallmark Hall of Fame "Rose Hill", the animated Christmas classic "Annabelle's Wish", "Babe Ruth", "The Quick and The Dead", "Moonshine Highway" and "The Defiant Ones". Mr. Dorff’s many movie songs and scores have been featured in "Bronco Billy", "Blast from the Past", "Rocky IV", "Pure Country", "Tin Cup", "Michael", "Dudley Do-Right", "Dancer, Texas", "The Last Boy Scout", "Curly Sue" and "Honky Tonk Man". Mr. Dorff’s technical experience in the entertainment business, and especially the music business, contributes to his position as a director.

Directors serve for a one-year term. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors is acting on behalf of or will act at the direction of any other person.

Board Committees

Audit, Compensation and Nominations Committees

We currently have no audit, compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning the Company’s audits, executive officer compensation and nominations to the board of directors.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Code of Ethics and Business Conduct

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the FINRA Rules.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2013 and 2012 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yale Farar	2013	-0-	-0-	-0-	250,000	(1)	-0-	-0-	-0-	-0-
President	2012	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-

(1)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Mr. Farar has provided services to us at no charge during the early stages of our business. Mr. Farar spends approximately 60% of his time on the business of the Company. As our business progresses and grows, we expect to begin paying salaries to each of our officers. On August 3, 2012, the Company granted 250,000 stock options to Brooktide, LLC, a private investment company owned and controlled by Mr. Farar. The stock options are exercisable at $0.75 per share and expire 2 years from date of grant. We also expect to continue to utilize outside services.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Yale Farar	250,000	0	0	0.75	12/31/15	0	0	0	0

Gary Saderup	25,000	0	0	0.75	12/31/15	0	0	0	0

Steve Dorff	25,000	0	0	0.75	12/31/15	0	0	0	0

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2013.

Stock Option Plan

We do not have a stock option plan although we may adopt one or more such plans in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we may adopt a director compensation policy by the end of the current year. In August 2013, the Company issued 10,000 shares and 20,000 shares to Mr. Gary Saderup, and Mr. Steve Dorff., two of our directors, respectively.

The following table and related footnotes show the compensation paid during the year ended December 31, 2012 to our directors.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Steve Dorff	$-0-	$	$10,000 (1)	$
Gary Saderup	$-0-	$	$5,000 (2)	$
Yale Farar	$-0-	$	$—		$-0-

(1)	On August 20, 2013, we issued 20,000 shares of our common stock to Steve Dorff for services rendered. The Company determined that the price of $0.50 per share was a fair value for the shares issued based on its most recent securities sale transaction.
(2)	On August 20, 2013, we issued 10,000 shares of our common stock to Gary Saderup for services rendered. The Company determined that the price of $0.50 per share was a fair value for the shares issued based on its most recent securities sale transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth as of March 31, 2014 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There is no known pending or anticipated arrangements that may cause a change in control. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Percentage of beneficial ownership is based on the 2,548,718 shares of common stock outstanding as of March 31, 2014.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Brooktide, LLC (2)	1,937,214	69.2%
Yale Farar (3)	1,937,214	69.2%
Gary Saderup (4)	75,670	2.8%
Steve Dorff (4)	185,000	7.7%
Officers and Directors (3 persons)	2,197,884	79.1%

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 23945 Calabasas Road, Suite 115, Calabasas, CA 91302.
(2)	The address for Brooktide, LLC is 23679 Calabasas Road, Suite 412, Calabasas, CA 91302 Brooktide, LLC is owned by, and engages in investment activities for, Mr. Farar.
(3)	These shares are held in the name of Brooktide, LLC of which Yale Farar, Rokwader’s President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.
(4)	Individual has sole voting and investment power over such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 21, 2011, in accordance with the terms and conditions of a Subordinated Convertible Promissory Note dated July 27, 2011, the Company issued 60,000 shares of its common stock to Brooktide, LLC (a company controlled by Yale Farar, the president, director and majority shareholder of the Registrant) in full satisfaction of $30,000 plus interest owed to Mr. Farar.

On September 16, 2011, the Company issued 9,000 shares and 12,500 shares of its common stock to Gary Saderup and Stephen Horowitz, respectively, upon their exercise of previously issued options and warrants respectively at an exercise price of $.75 per share. Mr. Saderup is a director of the Registrant and Mr. Horowitz is a former consultant to the Company.

On March 8, 2012, Brooktide, LLC loaned $30,000 to the Company, in accordance with a Subordinated Convertible note (the “Note”). Pursuant to the terms of the Note, this loan bears interest at a rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.75 per share, the fair market value of the common stock on the date of the Note. The Note is a demand note and may be paid at any time without premium or penalty.

On January 24, 2013, Rokwader, the owner of 50% interest of the Andrew Dorff Catalog (the “Catalog”), acquired the remaining 50% interest of the catalog from Dillonpark, LLC, an entity of which Mr. Farar, the President and principal shareholder of Rokwader, is a member and manager. The purchase price for the Catalog was $22,000, which is the same amount that Dillonpark paid to acquire the Catalog. Furthermore, the purchase price is only required to be paid if and when the 50% interest produces cash through royalties or sales.

On April 1, 2013 Brooktide, LLC loaned the Company $35,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

On May 24, 2013 Brooktide, LLC loaned the Company $50,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

On October 28, 2013, Brooktide, LLC loaned the Company $50,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

On January 31, 2014 Brooktide, LLC loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Anton & Chia P.A. in 2013 and 2012.

	2013	2012
Audit Fees	$7,250	$7,250
Audit-Related Fees
Tax Fees
All Other Fees	260	320
Total	$7,510	$7,570

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	ITEM
3.1	Certificate of Incorporation and Amendments thereto (1)
3.2	By-Laws (1)
10.1	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $35,000 dated April 1, 2013 (1)
10.2	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated May 24, 2013 (1)
10.3	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated Oct. 28, 2013 (1)
10.4	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $25,000 dated Jan. 31, 2014 (1)
16.1	Letter dated January 13, 2014 from Marcum LLP the Company’s former independent registered accounting firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of President *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of President and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*       filed herewith.

**      In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Form 10 filed January 14, 2014.
(2)	Incorporated by reference to the Amendment No. 1 to Form 10 filed on March 28, 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rokwader, Inc.

April 7, 2014	By:	/s/ Yale Farar
Yale Farar, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/Yale Farar Yale Farar	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director	April 7, 2014

/s/Gary Saderup Gary Saderup	Director and Secretary	April 7, 2014

/s/ Steve Dorff Steve Dorff	Director	April 7, 2014

ROKWADER, INC.

FINANCIAL STATEMENTS

TABLE of CONTENTS

Reports of Independent Registered Public Accounting Firms for the years ended December 31, 2013 and 2012	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the Period from March 18, 2005 (Inception) to December 31, 2013	F-3

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2013 and 2012 and for the Period from March 18, 2005 (Inception) to December 31, 2013	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the Period from March 18, 2005 (Inception) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rokwader Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Rokwader, Inc. and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from March 18, 2005 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from March 18, 2005 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has had no revenues and accumulated deficit of $1,225,539 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 7, 2014

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	DECEMBER 31,	DECEMBER 31,
	2013	2012
CURRENT ASSETS:

Cash	$27,142	$3,566
Prepaid Insurance	—	—

TOTAL CURRENT ASSETS	27,142	3,566

OTHER ASSETS
Intangible Assets, Net of Accumulated Amortization of $5,603 and $2,792, respectively (Note 4)	49,397	12,208

TOTAL OTHER ASSETS	49,397	12,208

TOTAL ASSETS	$76,539	$15,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$—	$250
Accrued Interest Payable	41,621	28,884
Credit Card Payable	2,803	14,361
Related Party Convertible Note Payable (Note 3)	260,000	125,000

TOTAL CURRENT LIABILITIES	304,424	168,495

TOTAL LIABILITIES	304,424	168,495

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of December 31, 2013 and December 31, 2012, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,548,718 shares issued and outstanding as of December 31, 2013. 50,000,000 shares authorized, 2,483,718 shares issued and outstanding as of December 31, 2012.	2,549	2,484
Additional Paid-In Capital	874,028	828,590
Additional Paid-In Capital - Stock Options	121,077	136,080
(Deficit) Accumulated During Development Stage	(1,225,539)	(1,119,875)

TOTAL STOCKHOLDERS' DEFICIT (Note 2)	(227,885)	(152,721)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$76,539	$15,774

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
	YEAR	YEAR	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION) TO
	DECEMBER 31, 2013	DECEMBER 31, 2012	DECEMBER 31, 2013

REVENUE	$5,689	$5,927	$24,250

EXPENSES
General and Administrative	111,353	201,376	1,171,068
Impairment Losses (Notes 4)	—	—	79,548
TOTAL EXPENSES	111,353	201,376	1,250,616

OTHER INCOME
Interest Income	—	—	827

NET LOSS	$(105,664)	$(195,449)	$(1,225,539)

NET LOSS PER COMMON SHARE -
BASIC & DILUTED	$(0.04)	$(0.08)	$(0.61)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,503,581	2,462,692	1,995,029

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
				ADDITIONAL	DEFICIT
				PAID-IN	ACCUMULATED
			ADDITIONAL	CAPITAL-	DURING
	COMMON STOCK		PAID-IN	STOCK	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	OPTIONS	STAGE	TOTAL

BALANCE, MARCH 18, 2005	—	$—	$—	$—	$—	$—
Sale of Common Stock on March 30, 2005	1,250,000	1,250	99,990	—	—	101,240
Net Loss	—	—	—	—	(28,230)	(28,230)
BALANCE, DECEMBER 31, 2005	1,250,000	1,250	99,990	—	(28,230)	73,010
Net Loss	—	—	—	—	(85,220)	(85,220)
BALANCE, DECEMBER 31, 2006	1,250,000	$1,250	$99,990	$—	$(113,450)	$(12,210)
Issuance of Common Stock on April 23, 2007	70,000	70	69,930	—	—	70,000
Issuance of Common Stock on August 16, 2007 for services rendered (Note 2)	104,500	105	29,155	—	—	29,260
Issuance of Common Stock on August 16, 2007 (Note 2 & 3)	1,000,000	1,000	281,823	—	—	282,823
Contribution to Capital of Corporation September 26, 2007 (Note 2)	(544,286)	(544)	544	—	—	—
Net Loss	—	—	—	—	(286,207)	(286,207)
BALANCE, DECEMBER 31, 2007	1,880,214	$1,881	$481,442	$—	$(399,657)	$83,666
Issuance of Common Stock on August 5, 2008, net of costs of offering of $66,127 (Note 2)	318,504	318	172,433	—	—	172,751
Stock compensation expense (Note 2)	—	—	7,566	—	—	7,566
Net Loss	—	—	—	—	(135,324)	(135,324)
BALANCE, DECEMBER 31, 2008	2,198,718	$2,199	$661,441	$—	$(534,981)	$128,659
Common Stock issued on February 12, 2009 for services performed (Note 2)	15,000	15	11,235	—	—	11,250
Net Loss	—	—	—	—	(112,940)	(112,940)
BALANCE, DECEMBER 31, 2009	2,213,718	$2,214	$672,676	$—	$(647,921)	$26,969
Stock compensation expense (Note 2)	—	—	7,437	—	—	7,437
Net Loss	—	—	—	—	(163,622)	(163,622)
BALANCE, DECEMBER 31, 2010	2,213,718	$2,214	$680,113	$—	$(811,543)	$(129,216)
Issuance of Common Stock on January 3, 2011 (Note 2)	70,000	70	34,930	—	—	35,000
Issuance of Common Stock for Services Rendered on June 15, 2011 (Note 2 & 3)	25,000	25	12,475	—	—	12,500
Issuance of Common Stock for the exercise of a warrant and an option on September 16, 2011 (Note 2 & 3)	21,500	21	16,104	—	—	16,125
Issuance of Common Stock for full satisfaction of note payable on September 21, 2011 (Note 2 & 3)	60,000	60	29,940	—	—	30,000
Net Loss	—	—	—	—	(112,883)	(112,883)
BALANCE, DECEMBER 31, 2011	2,390,218	$2,390	$773,562	$—	$(924,426)	$(148,474)
Issuance of Common Stock for full satisfaction of note payable on March 8, 2012 (Note 2)	40,000	40	29,960	—	—	30,000
Issuance of Common Stock on April 2, 2012 (Note 2)	20,000	20	14,980	—	—	15,000
Issuance of Common Stock on April 2, 2012 (Note 2)	33,500	34	25,091	—	—	25,125
Stock compensation expense (Note 2)	—	—	—	121,077	—	121,077
Net Loss	—	—	—	—	(195,449)	(195,449)
BALANCE, DECEMBER 31, 2012	2,483,718	$2,484	$843,593	$121,077	$(1,119,875)	$(152,721)
Issuance of Common Stock for Service Rendered on August 20, 2013 (Note 2)	45,000	45	22,455	—	—	22,500
Issuance of Common Stock for Services Rendered on November 1, 2013 (Note 2)	20,000	20	7,980	—	—	8,000
Net Loss	—	—	—	—	(105,664)	(105,664)
BALANCE, DECEMBER 31, 2013	2,548,718	$2,549	$874,028	$121,077	$(1,225,539)	$(227,885)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
	YEAR	YEAR	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	DECEMBER 31, 2013	DECEMBER 31, 2012	TO DECEMBER 31, 2013
FROM OPERATING ACTIVITIES:
Net loss	$(105,664)	$(195,449)	$(1,225,539)
Adjustments for non-cash items:
Amortization expense	2,811	1,360	60,019
Impairment Losses (Note 4)	—	—	79,548
Issuance of stock for interest payable	—	—	2,823
Issuance of stock for services rendered	30,500	—	83,510
Non-cash stock compensation expense	—	121,077	136,080
Changes in assets and liabilities:
Prepaid insurance	—	7,016	—
Accounts payable	(250)	250	—
Accrued expenses	—	2,395	—
Net Cash Used for Operating Activities	(72,603)	(63,351)	(863,559)
FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	—	—	(29,964)
Acquisition of Dorff Writers Share	(40,000)	—	(40,000)
Acquisition of Music Catalog (Note 4)	—	—	(15,000)
Net Cash Used for Investing Activities	(40,000)	—	(84,964)
FROM FINANCING ACTIVITIES:
Issuance of common stock	—	70,125	395,241
Accrued Interest Payable	12,737	—	41,621
Repayment of loan payable	—	—	(64,000)
Proceeds from issuance of loan payable to officer	—	—	280,000
Proceeds from issuance of note payable	135,000	—	320,000
Credit card payable	(11,558)	(6,290)	2,803
Net Cash Provided by Financing Activities	136,179	63,835	975,665
NET INCREASE IN CASH	23,576	484	27,142
CASH AT BEGINNING OF PERIOD	3,566	3,082	—
CASH AT END OF PERIOD	$27,142	$3,566	$27,142
Cash Paid During the Period for:
Interest	$14,405	$9,361	$63,983
Income taxes	$4,398	$6,131	$29,325
Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock valued at $1.00	$—	$—	$70,000
The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$—	$—	$29,260
The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$—	$—	$282,823
The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$—	$—	$11,250
The Company issued 25,000 shares of common stock for services rendered. (Note 2 & 3)	$—	$—	$12,500
The Company issued 60,000 shares of common stock to Brooktide, LLC in full satisfaction of $30,000 owed to Brooktide, LLC. (Note 2 & 3)	$—	$—	$30,000
The Company issued 40,000 shares of common stock to Brooktide, LLC in full satisfaction of $30,000 owed to Brooktide, LLC. (Note 2 &3)	$—	$30,000	$30,000
The Company issued 45,000 shares of common stock for services rendered. (Note 2 & 3)	$22,500	$—	$22,500
The Company issued 20,000 shares of common stock for services rendered (Note 2 & 3)	$8,000	$—	$8,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), a development stage company, was organized under the laws of the State of Delaware on March 18, 2005.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined by the Financial Accounting Standards Board’s Accounting Standards Codification Topic 915 related to Development Stage Entities . With the acquisition of Latigo Shore Music, Inc. (Latigo) as a subsidiary, the Company has commenced operations and has become operational. The Company qualifies as a development stage company as it has not generated significant revenues. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $1,225,539 as of December 31, 2013.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2013 and December 31, 2012.

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

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the year ended December 31, 2013. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill loss was recognized for the year ended December 31, 2013.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

As required by FASB ASC Topic 605, Revenue Recognition (“ASC 605”), the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music publishing royalties generally are recognized as revenue when cash is received. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued an accounting standards update covering Topic 740, Income Taxes. The update addresses the ambiguous guidance on financial statement presentation of an unrecognized tax benefit when net operating loss carry forward, a similar tax loss, or a tax carry forward exists in order to unify currently diverse practices. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, the deferred tax asset for such purpose. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued an accounting standards update to improve the reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Under GAAP, the amount reclassified must be represented to its entirety and display its effects on net income. Other amounts that are not required under U.S GAAP are to be reclassified in their entirety to net income in which the entity is required to cross reference other disclosures that provide additional detail about those amounts. This update does not change current reporting standards of net income or comprehensive income, but is requesting additional information about reclassified amounts out of accumulated other comprehensive income by component. An entity also must present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In January 2013, the FASB issued an accounting standard update to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The purpose of this update is to clarify previous text regarding the scope of offsetting disclosures and limiting diversity in practice. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued an accounting standards update to address the recurring cost and complexity of performing a quantitative impairment test for indefinite-lived intangible assets other than goodwill, especially when the circumstances indicated a low likelihood of impairment. The purpose of this update is to reduce cost and complexity of performing impairment test for indefinite-lived intangible assets by simplifying how entities test those assets for impairment and to improve consistency in testing. In accordance with the amendments of this update, the entity has the option first to assess qualitative factors in order to determining the existence of events that may cause an impairment to occur. If determined that impairment has not occurred, the entity is not required to take any further action. If the entity determines otherwise, it is required to determine the fair value of the indefinite-lived tangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

NOTE 2 – STOCKHOLDERS DEFICIT

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

NOTE 2 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 2 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On July 27, 2011 the Company issued 60,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $30,000 owed to Brooktide, LLC. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers.

On September 16, 2011, Mr. Stephen Horowitz exercised his 12,500 warrants to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.75 per share.

On September 16, 2011, Mr. Gary Saderup exercised his options to purchase 9,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

On March 8, 2012, the Company issued 40,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $30,000 owed to Brooktide, LLC. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers.

On April 2, 2012, the Company sold 53,500 shares of the Company’s common stock at a price of $0.75 per share. The proceeds from this sale will be used to pay fees and expenses; to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

On August 3, 2012, the Company’s board of directors agreed to issue 25,000 stock options to Mr. William Barnett, 25,000 stock options to Mr. Mitchell Turk, 25,000 stock options to Mr. Gary Saderup, 25,000 stock options to Mr. Steve Dorff, and 250,000 stock options to Brooktide, LLC for the purchase of the Company’s shares of common stock. The stock options are exercisable at $0.75 per share and expire 2 years from the date of grant.

The stock option expense included in general and administrative expense for the year-ended December 31, 2013 is $0 and December 31, 2012 is $121,077.  ASC 718. “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend yield	0
Expected volatility	100%
Risk-free interest rate	0.38%
Term in years	1.58

NOTE 2 – STOCKHOLDERS DEFICIT (CONTINUED)

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercised	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Options granted August 3, 2012	350,000	$0.75	1.58	$121,077
Options forfeited or expired
Outstanding at December 31, 2012	350,000	$0.75	1.58	$121,077
Exercisable at December 31, 2012	—	$—	—	$—

Options forfeited or expired
Outstanding at December 31, 2013	350,000	$0.75	1.58	$121,077
Exercisable at December 31, 2013	—	$—	—	—

On August 20, 2013, the Company issued 45,000 shares of common stock, at the price of $0.50, for services rendered. 10,000 shares of common stock were issued to Mr. Gary Saderup, 20,000 shares of common stock were issued to Mr. Steve Dorff, and 15,000 shares of common stock were issued to Mr. William Barnett. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers. The Company determined that the price of $0.50 per share was a fair value for the shares issued for services rendered based on its most recent securities sale transaction.

On November 1, 2013, the Company issued 20,000 shares of common stock at the price of $0.40, for services rendered to Mr. Andrew Dorff. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers. The Company determined that the price of $0.40 per share was a fair value for the shares issued for services rendered based on its most recent securities sale transaction.

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

On November 13, 2007, Brooktide, LLC loaned the Company $75,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.375 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.”

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

Based on a conversion price of $0.375, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options. Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debt meets the definition of conventional convertible debt and bifurcation of the embedded derivative is not necessary.

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

On December 17, 2010, Brooktide, LLC loaned Latigo Shore Music, Inc. (“Latigo”), a wholly owned subsidiary of the Company, $16,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by Latigo. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.75 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

The proceeds of the Note were used to purchase musical compositions from the Gary Harju music catalog to the extent of his writer’s and publisher’s share (“Harju Catalog”). The Harju Catalog consists of 50 original songs written in whole or in part by Gary Harju.

On December 17, 2010 Brooktide, LLC loaned the Company $9,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.75 per share. The Note is a demand note and may be paid at any time without premium or penalty.

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.”

The proceeds of the Note were used to pay fees and expenses; to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

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

On July 27, 2011 Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses; to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

Based on a conversion price of $0.50, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options. Because the conversion price at issuance is the same as the estimated price of the Company’s common stock based on recent issuances of common stock at $0.50 per share (see Note 2).  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debts meet the definition of conventional convertible debts and bifurcation of the embedded conversion feature is not necessary as the embedded conversion feature is not clearly and closely related to the economic characteristics and risks of the debts.

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

On March 8, 2012 Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.75 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

On March 8, 2012, the Company issued 40,000 shares of common stock to Brooktide, LLC (a company controlled by Mr. Yale Farar) in full satisfaction of $30,000 owed to Brooktide, LLC. The shares of common stock are restricted shares and the share certificates contain a legend restricting sales and transfers.

Additionally, Brooktide, LLC owns a controlling interest in the Company’s common stock. Mr. Farar, the President of Rokwader, is the sole manager of Brooktide, LLC. As a sole manager, Mr. Farar, has voting and investment power over the shares owned by Brooktide, LLC.

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

Based on a conversion price of $0.75, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options. Because the conversion price at issuance is the same as the estimated price of the Company’s common stock based on recent issuances of common stock at $0.75 per share (see Note 5).  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debts meet the definition of conventional convertible debts and bifurcation of the embedded conversion feature is not necessary as the embedded conversion feature is not clearly and closely related to the economic characteristics and risks of the debts.

On April 2, 2012, the Company sold 20,000 shares of the Company’s common stock at a price of $0.75 per share to the Chief Financial Officer of the Company, Mitchell W. Turk. The proceeds from this sale will be used to pay fees and expenses; to the extent such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to create viable entertainment assets in the music recording industry.

On August 3, 2012, the Company’s board of directors agreed to issue 25,000 stock options to Mr. William Barnett, 25,000 stock options to Mr. Mitchell Turk, 25,000 stock options to Mr. Gary Saderup, 25,000 stock options to Mr. Steve Dorff, and 250,000 stock options to Brooktide, LLC for the purchase of the Company’s shares of common stock. The stock options are exercisable at $0.75 per share and expire 2 years from the date of grant. As a result of the issuance of these stock options, the Company recognized $121,077 in stock-based compensation in the 2012 consolidated statement of operations.

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 505 related to Equity Based Payments to Non-Employees to account for these options and warrants issued. According to Topic 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company believes that fair value of these options and warrants is a more reliable measure of the consideration received for services performed for the Company. We determined the fair value of these equity instruments using the Black-Scholes option-pricing model. Factors used in the determination of the fair value of these equity instruments include, the stock price at the grant date, the exercise price, the expected life of the equity instrument, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the equity instrument. The initial fair value of these options and warrants granted was $121,077 which was calculated using the Black-Scholes option-pricing model.

On April 1, 2013 Brooktide, LLC loaned the Company $35,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On May 24, 2013 Brooktide, LLC loaned the Company $50,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On October 28, 2013 Brooktide, LLC loaned the Company $50,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

NOTE 4 – INTANGIBLES

On December 17, 2010, Latigo, a wholly owned subsidiary of the Company, acquired all rights, title and interest in 50 musical compositions from the Gary Harju music catalog to the extent of his writer’s and publisher’s share for a cost of $15,000 paid in cash on the closing date of December 17, 2010. The Harju Catalog (including copyrights and publishing rights) consists of 50 original songs written in whole or in part by Mr. Gary Harju. Some of the songs are owned outright by Latigo as a result of the acquisition, and others are and will continue to be subject to publishing agreements with various music publishers, who will continue to collect the publisher’s share of royalties. The other parties who have partial interests in the catalog will continue to receive their share of royalties and other income. The Company will amortize the costs of the Harju Catalog over its estimated useful life based on projected net revenues. The Company projects to generate revenues from the Harju Catalog for an estimate of 20 years based on Mr. Harju’s past accomplishments and the ability of the recorded music to generate revenues for long periods of time. Therefore, the Company estimated the useful life of the Harju Catalog to be 20 years.

On June 1, 2013, Latigo, a wholly owned subsidiary of the Company, acquired all rights, title and interest in Andrew Dorff’s “writer’s share” of certain musical compositions written and/or co-written by him for a cost of $40,000 paid in cash. The musical compositions include 106 songs total. The Company currently owns the publishing rights from these musical compositions. Some of the songs are owned outright by Latigo as a result of the acquisition, and others are and will continue to be subject to publishing agreements with various music publishers, who will continue to collect the publisher’s share of royalties and other income. The Company will amortize the costs of Andrew Dorff’s “writer’s share” over its estimated useful life based on projected net revenues. The Company projects to generate revenues from Andrew Dorff’s “writer’s share” for an estimate of 20 years based on Andrew Dorff’s past accomplishments and the ability of the recorded music to generate revenues for long periods of time.

Following is a summary of the intangibles at the end of the years ending:

	December 31, 2013		December 31, 2012
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	15,000	4,080	15,000	2,792
Dorff's Writer's Share	40,000	1,523	—	—
	$55,000	$5,603	$15,000	$2,792

For the year ended December 31, 2013 and the year ended December 31, 2012, amortization expense was $2,811 and $1,360, respectively.

Amortization of the Company’s intangibles is expected to be $17,765 from 2014 through 2018, and $31,632 in aggregate for years thereafter through 2032.

NOTE 5 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

Current
Federal	$—
State	1,600
1,600

Deferred
Net Change in deferred tax assets:
Federal	—
State	—
$—

As of December 31, 2013, the Company had incurred $294,400 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $113,500 amortizable over 15 years. Additionally, the Company has net operating loss carry forwards of approximately $808,700 and $925,000 for both federal and state purpose, respectively. These federal and state carry forwards are scheduled to expire beginning in 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2009 and by the Franchise Tax Board for years prior to 2008. There could be certain limitation, imposed by Section 382 of the Internal Revenue Code, on the utilization of these loss carry forwards, if there were more than a 50 percent change of control. The Company has recorded a deferred tax asset of $425,600. As of December 31, 2013, the Company established a valuation allowance of $425,600 to fully offset the deferred tax asset based on a brief history of operations.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	2013	2012
Federal Statutory Rate	34%	34%
Valuation Allowance Adjustment	-34%	-34%
Effective Rate	0%	0%
State Statutory Rate	8.84%	8.84%
Valuation Allowance Adjustment	-8.84%	-8.84%
Effective Rate	0.00%	0.00%

NOTE 6 – SUSEQUENT EVENTS

On January 31, 2014 Brooktide, LLC loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.50 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

Management has evaluated subsequent events through the date of the accountant’s compilation report.

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of President *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of President and principal financial and accounting officer *

 *       filed herewith.