Form 10-Q
period 2014-03-31
ROKWADER, INC.
filed 2014-05-20
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Yes  ☐ No  ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 15, 2014 was 2,548,718.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

ASSETS
	MARCH 31,	DECEMBER 31,
	2014	2013
CURRENT ASSETS:	(Unaudited)	(Audited)

Cash (Note 1)	$18,218	$27,142

TOTAL CURRENT ASSETS	18,218	27,142

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $6,560 and $5,603, respectively (Note 4)	48,440	49,397

TOTAL OTHER ASSETS	48,440	49,397

TOTAL ASSETS	$66,658	$76,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$2,604	$—
Accrued Interest Payable	45,770	41,621
Credit Card Payable	5,739	2,803
Related Party Convertible Note Payable (Note 3)	285,000	260,000
Derivative Liabilities	189,295	—

TOTAL CURRENT LIABILITIES	528,408	304,424

TOTAL LIABILITIES	528,408	304,424

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of March 31, 2014 and December 31, 2013, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,548,718 shares issued and outstanding as of March 31, 2014. 50,000,000 shares authorized, 2,548,718`shares issued and outstanding as of December 31, 2013.	2,549	2,549
Additional Paid-In Capital	874,028	874,028
Additional Paid-In Capital - Stock Options	121,077	121,077
(Deficit) Accumulated During Development Stage	(1,459,404)	(1,225,539)

TOTAL STOCKHOLDERS' DEFICIT (Note 2)	(461,750)	(227,885)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,658	$76,539

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	THREE	THREE	FOR THE PERIOD
	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	MARCH 31, 2014	MARCH 31, 2013	TO MARCH 31, 2014

REVENUE	$82	$41	$24,333

EXPENSES
General and Administrative	(44,652)	(17,905)	(1,215,721)
Impairment Losses (Notes 4)	—	—	(79,548)
TOTAL EXPENSES	(44,652)	(17,905)	(1,295,269)

OTHER INCOME (EXPENSE)
Interest Income	—	—	827
Change in Fair Value of Derivative Liabilities	(189,295)	—	(189,295)

NET LOSS	$(233,865)	$(17,864)	$(1,459,404)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.09)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,548,718	2,483,718

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	THREE	THREE	FOR THE PERIOD
	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	MARCH 31, 2014	MARCH 31, 2013	TO MARCH 31, 2014
OPERATING ACTIVITIES:
Net loss	$(233,865)	$(17,864)	$(1,459,404)
Adjustments for non-cash items:
Amortization expense	957	322	60,976
Impairment Losses (Note 4)	—	—	79,548
Issuance of stock for interest payable	—	—	2,823
Issuance of stock for services rendered	—	—	83,510
Non-cash stock compensation expense	—	—	136,080
Change in Fair Value of Derivative Liabilities	(189,295)	—	(189,295)

Changes in assets and liabilities:
Accrued interest payable	4,149	3,510	45,770
Accounts payable	2,604	5,068	2,604
Credit card payable	2,936	8,802	5,739

Net Cash Used for Operating Activities	(33,924)	(162)	(853,059)

INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	—	—	(29,964)
Acquisition of Dorff Writers Share	—	—	(40,000)
Acquisition of Music Catalog (Note 4)	—	—	(15,000)

Net Cash Used for Investing Activities	—	—	(84,964)

FINANCING ACTIVITIES:
Issuance of common stock	—	—	395,241
Repayment of loan payable	—	—	(94,000)
Proceeds from issuance of loan payable to officer	—	—	310,000
Proceeds from issuance of note payable	25,000	—	345,000

Net Cash Provided by Financing Activities	25,000	—	956,241

NET (DECREASE)/ INCREASE IN CASH	(8,924)	(162)	18,218

CASH AT BEGINNING OF PERIOD	27,142	3,566	—

CASH AT END OF PERIOD	$18,218	$3,404	$18,218

Cash Paid During the Period for:
Interest	$4,231	$4,106	$68,214
Income taxes	$3,075	$2,823	$32,400

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)
(Continued)

	THREE	THREE	FOR THE PERIOD
	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	MARCH 31, 2014	MARCH 31, 2013	TO MARCH 31, 2014

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase of Latigo Shore Music, Inc., the Company issued 70,000 shares of common stock valued at $1.00	$—	$—	$70,000

The Company issued 104,500 shares of common stock for services rendered. (Note 2)	$—	$—	$29,260

The Company issued 1,000,000 shares of common stock to Mr. Yale Farar in full satisfaction of $280,000 plus interest owed to Mr. Farar. (Note 2 & 3)	$—	$—	$282,823

The Company issued 15,000 shares of common stock for services rendered. (Note 2)	$—	$—	$11,250

The Company issued 25,000 shares of common stock for services rendered. (Note 2 & 3)	$—	$—	$12,500

The Company issued 60,000 shares of common stock to Brooktide, LLC in full satisfaction of $30,000 owed to Brooktide, LLC. (Note 2 & 3)	$—	$—	$30,000

The Company issued 40,000 shares of common stock to Brooktide, LLC in full satisfaction of $30,000 owed to Brooktide, LLC. (Note 2 &3)	$—	$—	$30,000

The Company issued 45,000 shares of common stock for services rendered. (Note 2 & 3)	$—	$—	$22,500

The Company issued 20,000 shares of common stock for services rendered (Note 2 & 3)	$—	$—	$8,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

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

BASIS OF CONSOLIDATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31. The condensed consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-company accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2013 audited consolidated financial statements.

GOING CONCERN AND PLAN OF OPERATION

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $1,459,404 as of March 31, 2014.

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

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2014 and December 31, 2013.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. The company does not have cash equivalents as of March 31, 2014 and December 31, 2013.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

COMPREHENSIVE INCOME (LOSS)

The Company has not presented a separate statement of other comprehensive income (loss) as there are no such items.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company recorded derivative liabilities at fair value as of March 31, 2014 of $189,295 using Level 2 inputs.

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

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the three month period ended March 31, 2014. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill loss was recognized for the three month period ended March 31, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued an accounting standards update allowing an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in the Update should amortize goodwill on a straight line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the account alternative is further required to make an account policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity may be below its carrying value. When a triggering event occurs, an entity must perform the quantitative test to compare the entity’s fair value with its carrying amount, including goodwill (or the fair value of the reporting unit with that carrying amount, including goodwill, of the reporting unit). If the qualitative assessment indicates that it is not more likely than not that goodwill is impaired, further testing is unnecessary. The goodwill impairment loss, if any, represents the excess of the carrying amount of the entity over its fair value (or the excess of the carrying amount of the reporting unit over the fair value of the reporting unit). The goodwill impairment loss cannot exceed the entity’s carrying amount of the goodwill. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation. The accounting alternative, if elected should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not yet been made available for issuance. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

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

12

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS DEFICIT (CONTINUED)

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

The stock option expense included in general and administrative expense for the year ended December 31, 2012 is $121,077 and December 31, 2011, is $0. FASB ASC 718 “Compensation-Stock Compensation” requires that only the compensation expense expected to vest be recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option. The risk-free rate is based on the implied yield on U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 2 – STOCKHOLDERS DEFICIT (CONTINUED)

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.38
Term in Years	1.58

Summary of option activity as is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options granted August 3, 2012	350,000	$0.75	1.58	$121,077
Options forfeited or expired	—	—	—	—
Outstanding at December 31, 2012	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2012	—	—	—	—

Options forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2013	—	—	—	—

Options forfeited or expired	—	—	—	—
Outstanding at March 31, 2014	350,000	$0.75	1.58	$121,077

Exercisable at March 31, 2014	—	—	—	—

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

Based on a conversion price of $.75, the convertibility does not result in a beneficial conversion feature as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 470 related to Debt with Conversion and Other Options. Because the conversion price at issuance is the same as the estimated price of the Company’s common stock based on recent issuances of common stock at $.75 per share (see Note 5).  Further, per the Financial Accounting Standards Board’s Accounting Standards Codification Topic 815 related to Contracts in Entity’s Own Equity, the debts meet the definition of conventional convertible debts and bifurcation of the embedded conversion feature is not necessary as the embedded conversion feature is not clearly and closely related to the economic characteristics and risks of the debts.

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

The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded a fair market value adjustment for the three months ended March 31, 2014 of $189,295. The fair market value adjustments were based on the Black-Scholes method using the following assumptions: risk free rate of 2.73%, dividend yield of 0%, expected life of 10 years and volatility of 86%. The fair value derivative liability under the notes as of March 31, 2014 was $189,295.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 4 – INTANGIBLES (CONTINUED)

On June 1, 2013, Latigo, a wholly owned subsidiary of the Company, acquired all right, title and interest in Andrew Dorff’s “writer’s share” of certain musical compositions written and/or co-written by him for a cost of $40,000 paid in cash. The musical compositions include 106 songs total. The Company currently owns the publishing rights from these musical compositions. Some of the songs are owned outright by Latigo as a result of the acquisition, and others are and will continue to be subject to publishing agreements with various music publishers, who will continue to collect the publisher’s share of royalties and other income. The Company will amortize the costs of Andrew Dorff’s “writer’s share” over its estimated useful life based on projected net revenues. The Company projects to generate revenues from Andrew Dorff’s “writer’s share” for an estimate of 20 years based on Andrew Dorff’s past accomplishments and the ability of the recorded music to generate revenues for long periods of time.

Following is a summary of the intangibles at the end of the years ending:

	March 31, 2014		December 31, 2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	$15,000	$4,384	$15,000	$4,080
Dorff's Writer's Share	40,000	2,176	40,000	1,523
	$55,000	$6,560	$55,000	$5,603

For the three months ended March 31, 2014 and the year ended December 31, 2013, amortization expense was $957 and $2,811, respectively.

Amortization of the remaining intangible assets is expected to be $16,810 from 2014 through 2018, and $31,630 in aggregate for years thereafter through 2032.

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

Plan of Operations

Our principal business objective for the next 12 months will be to achieve long-term growth through Latigo, our wholly-owned subsidiary. In this regard, we are putting extensive effort into marketing the songs in our catalogs, by introducing them to recording artists, producers and singers in order to try and get them recorded. When they are recorded and if successfully released they will generate royalties. We currently have retained two music industry consultants who are bringing to the attention of active music industry parties the songs in our catalogs. The consultants, pursuant to a month to month letter agreement, are paid minimal consultant fees and commissions. We cannot at this time predict future results of our operations, as it is very difficult to predict success of released and marketed recordings. In the end, the public makes the final judgment by their purchases. Furthermore, the Company continues to review other business opportunities which include strategic relationships or mergers and acquisitions. Latigo is also interested in acquiring additional music catalogs. Latigo hopes to be able to receive publishing fees on the copyrights as other singers, movies, television, or other theatrical outlets utilize the songs in the catalog.

Latigo’s expenses associated with its business for the quarter ended March 31, 2014, were $16,749.

On January 24, 2013, the Company, which already owned a 50% interest of the Andrew Dorff Catalog (the “Catalog”), acquired the remaining 50 % interest of the catalog from Dillonpark, LLC, an entity of which Mr. Farar, the president and principal shareholder of the Company, is a member and manager. The purchase price for the additional 50% of the Catalog was $22,000, which is the same amount that Dillonpark paid to acquire the Catalog. Furthermore, the purchase price of $22,000 is only required to be paid if and when the Catolog produces cash through royalties or sales. There is no level of cash production required to trigger the commencement of repayment of the $22,000. To date the Catalog has not produced any revenue.

Results of Operation for the three months ended March 31, 2014 and 2013

During the three months ended March 31, 2014, the Company generated $82 of revenues compared to $41 revenues for the three months ended March 31, 2013.  During the three months ended March 31, 2014 and 2013, the Company incurred general and administrative expenses of $44,652 and $17,905, respectively, consisting primarily of operational expenses of Latigo and professional fees related to preparation of the Company’s Form 10 and other SEC reporting obligations. During the three months ended March 31, 2014 and 2013, the company incurred a loss from change in fair value of derivative liabilities of $189,295 and $0, respectively. These operating expenses combined with limited or no revenues resulted in net losses of $(233,865) and $(17,864) for the periods ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 and 2013, the Company had stockholders’ deficits of $461,750 and $170,585, respectively.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of March 31, 2014, we had an accumulated deficit of $1,459,404.  As of March 31, 2014, we had cash of $18,218 and a working capital deficit of $510,190, compared to cash of $3,404 and a working capital deficit of $182,471 at March 31, 2013.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.  Although there is no contractual relationship between the Company and Mr. Farar, the President and principal shareholder, he has indicated that, if the Company continues to grow, he would favorably entertain funding corporate expenses for approximately another 24 months. Any additional capital advanced by Mr. Farar would most likely be in the form of a convertible promissory note at 6% interest (the “Note”) and convertible into common stock of the Company at a price equal to the closing bid price on the OTCQB on the date of the Note. There is no assurance that Mr. Farar will continue to support the Company. Without a further influx of monies, either from revenues or from outside investors, the Company will run out of funds within approximately six months.

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

12 month Plan

Our plan of operation for the next 12 months will be Phase 1 in which we will try to implement the most effective strategies to gain market awareness of our catalog songs. Most of this will take our music consultants to pitch our songs to producers, artists, music executives, and film & TV music supervisors with the intention of getting songs in our catalogs produced and released. Assuming some success with Phase 1, we will move into Phase 2 which will include marketing activities in Europe and Asia and seeking acquisitions of additional music catalogs. Phase 2 would also include hiring songwriters to write songs for the Company to distribute and write songs for a particular artist or medium, whether TV or movies. We anticipate that the total cost of these two Phases will be approximately $405,000.

We have already begun Phase 1 with the hiring of two music consultants In April, 2014. Phase 1will also include attendance at music award ceremonies and music songwriter’s conventions. The estimate cost of the work for Phase 1 is $80,000, plus an estimated $25,000 for general and administrative costs and $55,000 for costs associated with being a public company.

Upon completion of Phase 1, we will begin Phase 2 which we estimate the cost to be $245,000. We believe that Phase 1 will continue until the summer of 2015. Phase 2 is estimated to cost $165,000 for the creative expense plus $80,000 for general, administrative, legal, accounting and associated fees to remain a public.

We do not have enough funds to cover the cost of Phase 1. We will require additional funding in order to cover administrative expenses and to proceed with the recommended Phase 2 programs that may be needed as a result of the success of the Phase 1 work.

Specifically, over the next 12 months, the Company anticipates the following $160,000 of expenses:

Music Consultants	$60,000
Attendance at Music Conventions and Awards	20,000
General & Administrative	25,000
Accounting fees	20,000
Edgar fees	5,000
Legal fees	25,000
Transfer Agent	5,000
TOTAL	$160,000

In addition, creative costs will increase in coming years, and there will be continuing general and administrative costs, including costs of maintaining current reporting status under the Securities Exchange Act of 1934.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from related party loans. We do not have any arrangements in place for any future equity financing or loans. There are no agreements for future loans and contribution with any of the Directors and officers.

The Company has no current plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the near future.

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

Critical Accounting Policies

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the Codification are communicated through issuance of an Accounting Standards Update (“ASU”).

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Off-balance Sheet Arrangements

Since our inception through March 31, 2014, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 and 2013, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4.                Mine Safety Disclosures

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

ROKWADER, INC.

Date: May 20, 2014	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: May 20, 2014	/s/ Yale Farar
Yale Farar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002