Form 10-Q
period 2014-06-30
ROKWADER, INC.
filed 2014-08-18
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51867

ROKWADER, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	7929 (Primary Standard Industrial Classification Code Number)	73-1731755 (I.R.S. Employer Identification No.)

21900 Burbank Blvd., 3rd Floor, Woodland Hills, CA 91367

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 14, 2014 was 2,558,718.

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

 PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS
	JUNE 30,	DECEMBER 31,
	2014	2013
CURRENT ASSETS:	(UNAUDITED)

Cash (Note 1)	$17,267	$27,142
Prepaid Insurance	1,584	—

TOTAL CURRENT ASSETS	18,851	27,142

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $7,517 and $5,603, respectively (Note 4)	47,484	49,397

TOTAL OTHER ASSETS	47,484	49,397

TOTAL ASSETS	$66,335	$76,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Accounts Payable	$700	$—
Accrued Interest Payable	50,273	41,621
Credit Card Payable	28,278	2,803
Related Party Convertible Note Payable (Note 3)	320,000	260,000

TOTAL CURRENT LIABILITIES	399,251	304,424

TOTAL LIABILITIES	399,251	304,424

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of June 30, 2014 and December 31, 2013, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,558,718 shares issued and outstanding as of June 30, 2014. 2,548,718 shares issued and outstanding as of December 31, 2013.	2,559	2,549
Additional Paid-In Capital	879,318	874,028
Additional Paid-In Capital - Stock Options	121,077	121,077
(Deficit) Accumulated During Development Stage	(1,335,870)	(1,225,539)

TOTAL STOCKHOLDERS' DEFICIT (Note 2)	(332,916)	(227,885)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,335	$76,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	THREE	THREE	SIX	SIX	FOR THE PERIOD
	MONTHS	MONTHS	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	ENDED	ENDED	(INCEPTION)
	JUNE 30, 2014	JUNE 30, 2013	JUNE 30, 2014	JUNE 30, 2013	TO JUNE 30, 2014

REVENUE	$259	$5,231	$341	$5,272	$24,591

EXPENSES
General and Administrative	66,020	19,658	110,672	37,225	1,281,740
Impairment Losses (Notes 4)	—	—	—	—	79,548
TOTAL EXPENSES	66,020	19,658	110,672	37,225	1,361,288

OTHER INCOME
Interest Income	—	—	—	—	827

NET LOSS	$(65,761)	$(14,427)	$(110,331)	$(31,953)	$(1,335,870)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.03)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,553,004	2,483,718	2,550,873	2,483,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(A DEVELOPMENT STAGE COMPANY)

	SIX	SIX	FOR THE PERIOD
	MONTHS	MONTHS	FROM MARCH 18, 2005
	ENDED	ENDED	(INCEPTION)
	JUNE 30, 2014	JUNE 30, 2013	TO JUNE 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,331)	$(31,953)	$(1,335,870)
Adjustments for non-cash items:
Amortization expense	1,913	862	61,932
Impairment Losses (Note 4)	—	—	79,548
Issuance of stock for interest payable	—	—	2,823
Issuance of stock for services rendered	5,300		88,810
Non-cash stock compensation expense	—	—	136,080

Changes in assets and liabilities:
Prepaid insurance	(1,584)	—	(1,584)
Accounts payable	700	300	700
Accrued expenses	—	—	—

Net Cash Used for Operating Activities	(104,002)	(30,791)	(967,561)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Latigo Shore Music, Inc.	—	—	(29,964)
Acquisition of Dorff Writers Share	—	(40,000)	(40,000)
Acquisition of Music Catalog (Note 4)	—	—	(15,000)

Net Cash Used for Investing Activities	—	(40,000)	(84,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—	395,241
Accrued Interest Payable	8,652	5,911	50,273
Repayment of loan payable	—	—	(94,000)
Proceeds from issuance of loan payable to officer	—	—	310,000
Proceeds from issuance of note payable	60,000	85,000	380,000
Credit card payable	25,475	(1,603)	28,278

Net Cash Provided by Financing Activities	94,127	89,308	1,069,792

NET (DECREASE)/ INCREASE IN CASH	(9,875)	18,517	17,267

CASH AT BEGINNING OF PERIOD	27,142	3,566	—

CASH AT END OF PERIOD	$17,267	$22,083	$17,267

Cash Paid During the Period for:
Interest	$10,219	$7,029	$74,202
Income taxes	$4,675	$4,398	$34,000

Non-Cash Investing and Financing activities
In addition to paying $30,000 in cash for the purchase
of Latigo Shore Music, Inc., the Company issued 70,000
shares of common stock valued at $1.00	$—	$—	$70,000

The Company issued 104,500 shares of common stock for
services rendered. (Note 2)	$—	$—	$29,260

The Company issued 1,000,000 shares of common stock
to Mr. Yale Farar in full satisfaction of $280,000 plus
interest owed to Mr. Farar. (Note 2 & 3)	$—	$—	$282,823

The Company issued 15,000 shares of common stock for
services rendered. (Note 2)	$—	$—	$11,250

The Company issued 25,000 shares of common stock for
services rendered. (Note 2 & 3)	$—	$—	$12,500

The Company issued 60,000 shares of common stock
to Brooktide, LLC in full satisfaction of $30,000 owed
to Brooktide, LLC. (Note 2 & 3)	$—	$—	$30,000

The Company issued 40,000 shares of common stock
to Brooktide, LLC in full satisfaction of $30,000 owed
to Brooktide, LLC. (Note 2 &3)	$—	$—	$30,000

The Company issued 45,000 shares of common stock for
services rendered. (Note 2 & 3)	$—	$—	$22,500

The Company issued 20,000 shares of common stock for
services rendered (Note 2 & 3)	$—	$—	$8,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2013 audited consolidated financial statements.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $1,335,870 as of June 30, 2014.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2014 and December 31, 2013.

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

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the six month period ended June 30, 2014. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill loss was recognized for the six month period ended June 30, 2014.

 ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued an accounting standards update allowing an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in the Update should amortize goodwill on a straight line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the account alternative is further required to make an account policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity may be below its carrying value. When a triggering event occurs, an entity must perform the quantitative test to compare the entity’s fair value with its carrying amount, including goodwill (or the fair value of the reporting unit with that carrying amount, including goodwill, of the reporting unit). If the qualitative assessment indicates that it is not more likely than not that goodwill is impaired, further testing is unnecessary. The goodwill impairment loss, if any, represents the excess of the carrying amount of the entity over its fair value (or the excess of the carrying amount of the reporting unit over the fair value of the reporting unit). The goodwill impairment loss cannot exceed the entity’s carrying amount of the goodwill. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation. The accounting alternative, if elected should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2105. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not yet been made available for issuance. Implementation of this update will not have a material impact on our consolidated financial position or results of operations.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The stock option expense included in general and administrative expense for the six months ended June 30, 2014 and 2013 is $0. FASB ASC 505 “Equity Based Payments to Non-Employees” requires that only the compensation expense expected to vest be recognized.

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

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.38
Term in Years	1.58

A summary of option activity as is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options granted August 3, 2012	350,000	$0.75	1.58	$121,077
Options forfeited or expired	—	—	—	—
Outstanding at December 31, 2012	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2012	—	—	—	—

Options forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2013	—	—	—	—

Options forfeited or expired	—	—	—	—
Outstanding at June 30, 2014	350,000	$0.75	1.58	$121,077

Exercisable at June 30, 2014	—	—	—	—

 ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 22, 2014, the Company issued 10,000 shares of common stock at the price of $0.53, for services rendered to Beth Brinker and Jess William Boeschen at 5,000 shares per person. The shares of common stock are restricted shares and were valued at the price of $0.53 through the average of “bid” and “ask” price of the Company’s common stock on the OTC:OB market as of the date hereof.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 22, 2014 Brooktide, LLC loaned the Company $35,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.53 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

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

	June 30, 2014		December 31, 2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	15,000	4,689	15,000	4,080
Dorff's Writer's Share	40,000	2,828	40,000	1,523
	$55,000	$7,517	$55,000	$5,603

Following is a summary of the intangibles at the end of the years ending:

For the six months ended June 30, 2014 and the year ended December 31, 2013, amortization expense was $1,914 and $2,811, respectively.

Amortization of the remaining intangible assets is expected to be $15,852 from 2014 through 2018, and $31,630 in aggregate for years thereafter through 2032.

NOTE 5 – SUBSEQUENT EVENTS

On July 29, 2014 Brooktide, LLC loaned the Company $35,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $.53 per share which was the bid price as of the date of the Note. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

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

Latigo’s expenses associated with its business for the quarter ended June 30, 2014, were $31,907.

On January 24, 2013, the Company, which already owned a 50% interest of the Andrew Dorff Catalog (the “Catalog”), acquired the remaining 50 % interest of the catalog from Dillonpark, LLC, an entity of which Mr. Farar, the president and principal shareholder of the Company, is a member and manager. The purchase price for the additional 50% of the Catalog was $22,000, which is the same amount that Dillonpark paid to acquire the Catalog. Furthermore, the purchase price of $22,000 is only required to be paid if and when the Catalog produces cash through royalties or sales. There is no level of cash production required to trigger the commencement of repayment of the $22,000. To date the Catalog has not produced any revenue.

Results of Operation for the six months ended June 30, 2014 and 2013

During the six months ended June 30, 2014, the Company generated $341 of revenues compared to $5,572 revenues for the six months ended June 30, 2013.  During the six months ended June 30, 2014 and 2013, the Company incurred general and administrative expenses of $110,672 and $37,225, respectively. The 197% increase over 2013 was primarily due to increased marketing and of operational expenses of Latigo and professional fees related to preparation of the Company’s Form 10 and other SEC reporting obligations.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of June 30, 2014, we had an accumulated deficit of $1,335,870.  As of June 30, 2014, we had cash of $17,267 and a working capital deficit of $332,916, compared to cash of $18,218 and a working capital deficit of $461,750 at June 30, 2013. The reduction in the working capital deficit was primarily due to the elimination of derivative liabilities pursuant to amendments deleting reset provisions in previously issued and outstanding convertible promissory notes.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.  Although there is no contractual relationship between the Company and Mr. Farar, the President and principal shareholder, he has indicated that, if the Company continues to grow, he would favorably entertain funding corporate expenses for approximately another 12 months. Any additional capital advanced by Mr. Farar would most likely be in the form of a convertible promissory note at 6% interest (the “Note”) and convertible into common stock of the Company at a price equal to the closing bid price on the OTCQB on the date of the Note. There is no assurance that Mr. Farar will continue to support the Company. Without a further influx of monies, either from revenues or from outside investors, the Company will run out of funds within approximately six months.

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

12 month Plan

Our plan of operation for the next 12 months will be to continue implementing Phase 1 in which we are using different strategies to gain market awareness of our catalog songs. Most of this involves our music consultants pitching our songs to producers, artists, music executives, and film & TV music supervisors with the intention of getting songs in our catalogs produced and released. Assuming some success with Phase 1, we will move into Phase 2 which will include marketing activities in Europe and Asia and seeking acquisitions of additional music catalogs. Phase 2 would also include hiring songwriters to write songs for the Company to distribute and write songs for a particular artist or medium, whether TV or movies. We anticipate that the total cost of these two Phases will be approximately $405,000.

We have already begun Phase 1 with the hiring of two music consultants. Phase 1will also include attendance at music award ceremonies and music songwriter’s conventions. The estimate cost of the work for Phase 1 is $80,000, plus an estimated $25,000 for general and administrative costs and $55,000 for costs associated with being a public company.

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

Specifically, over the next 12 months, the Company anticipates the following $160,000 of expenses:

Music Consultants	$60,000
Songwriter Fees	20,000
General & Administrative	25,000
Accounting fees	20,000
Edgar fees	5,000
Legal fees	25,000
Transfer Agent	5,000
TOTAL	$160,000

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

Off-balance Sheet Arrangements

Since our inception through June 30, 2014, we have not engaged in any off-balance sheet arrangements.

Item 3.               Quantitative and Qualitative Disclosures About Market Risks.

As a “small reporting company” we are not required to provide this information pursuant to Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30 2014 and 2013, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.               Legal Proceedings.

None

Item 1A.            Risk Factors.

As a “small reporting company” we are not required to provide this information pursuant to regulation S-K.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None

Item 4.                Mine Safety Disclosures

Not Applicable

Item 5.                Other Information.

None

Item 6.                Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: August 14, 2014	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: August 14, 2014	/s/ Yale Farar
Yale Farar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document