Form 10-Q
period 2014-09-30
ROKWADER, INC.
filed 2014-11-19
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November __, 2014 was 2,558,718.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
CURRENT ASSETS:
Cash (Note 1)	$2,441	$27,142
TOTAL CURRENT ASSETS	2,441	27,142
OTHER ASSETS
Intangible Assets, Net of Accumulated Amortization
of $8,474 and $5,603, respectively (Note 4)	46,527	49,397
TOTAL OTHER ASSETS	46,527	49,397
TOTAL ASSETS	$48,968	$76,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$500	$—
Accrued Interest Payable - Related Party	55,435	41,621
Credit Card Payable	18,971	2,803
Related Party Convertible Note Payable (Note 3)	355,000	260,000
TOTAL CURRENT LIABILITIES	429,906	304,424
TOTAL LIABILITIES	429,906	304,424

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of September 30, 2014 and December 31, 2013, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,558,718 shares issued and outstanding as of September 30, 2014. 50,000,000 shares authorized, 2,548,718 shares issued and outstanding as of December 31, 2013.	2,559	2,549
Additional Paid-In Capital	879,318	874,028
Additional Paid-In Capital - Stock Options	312,400	121,077
Accumulated Deficit	(1,575,215)	(1,225,539)
TOTAL STOCKHOLDERS' DEFICIT (Note 2)	(380,938)	(227,885)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,968	$76,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE	THREE	NINE	NINE
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013

REVENUE	$197	$214	$538	$5,487

EXPENSES
General and Administrative	239,542	42,394	350,214	79,366
Impairment Losses (Note 1)	—	—	—	—
TOTAL EXPENSES	239,542	42,394	350,214	79,366

NET LOSS	$(239,345)	$(42,180)	$(349,676)	$(73,879)

NET LOSS PER COMMON SHARE – BASIC & DILUTED	$(0.09)	$(0.02)	$(0.14)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,558,718	2,504,261	2,553,517	2,490,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
OPERATING ACTIVITIES:
Net loss	$(349,676)	$(73,879)
Adjustments for non-cash items:
Amortization expense	2,870	1,838
Issuance of stock for services rendered	5,300	22,500
Non-cash stock compensation expense	191,323	—

Changes in assets and liabilities:
Accounts payable	500	(250)

Net Cash Used in Operating Activities	(149,683)	(49,791)

INVESTING ACTIVITY:
Acquisition of Dorff Writers Share	—	(40,000)

Net Cash Used in Investing Activities	—	(40,000)

FINANCING ACTIVITIES:
Accrued Interest, related party	13,814	9,062
Proceeds from issuance of related party note payable	95,000	85,000
Credit card payable	16,168	(1,803)

Net Cash Provided by Financing Activities	124,982	92,259

NET (DECREASE)/ INCREASE IN CASH	(24,701)	2,468

CASH AT BEGINNING OF PERIOD	27,142	3,566

CASH AT END OF PERIOD	$2,441	$6,034

Cash Paid During the Period for:
Interest	$16,003	$10,513
Income taxes	$4,675	$4,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), was organized under the laws of the State of Delaware on March 18, 2005.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2013 audited consolidated financial statements.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $1,383,892 as of September 30, 2014.

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

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2014 and December 31, 2013.

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

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the nine month period ended September 30, 2014. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill loss was recognized for the nine month period ended September 30, 2014.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

NOTE 2 – STOCKHOLDERS DEFICIT

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

The stock option expense included in general and administrative expense for the nine month period ended September 30, 2014 and the year ended December 31, 2012 is $191,323 and $0, respectively. FASB ASC 505 “Equity Based Payments to Non-Employees” requires that only the compensation expense expected to vest be recognized.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – STOCKHOLDERS DEFICIT (CONTINUED)

25,000 of the stock options issued expired as of June 30, 2014 while the remaining 325,000 stock options were extended through December 31, 2015. As a result of this extension, the Company recognized an additional $191,323 in stock-based compensation expense in the 2014 unaudited condensed consolidated statement of operations. The Black-Scholes option-pricing model was used to calculate this compensation expense.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Due to the Company’s limited stock activity, the expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option. The risk-free rate is based on the implied yield on U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of September 30, 2014:

September 30, 2014
Dividend Yield	0
Expected Volatility	278%
Risk-Free Interest Rate	0.47
Term in Years	1.5
Stock Price	0.65
Option Exercise Price	0.75

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.38
Term in Years	1.58
Stock Price	0.75
Option Exercise Price	0.75

A summary of option activity as is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2012	—	—	—	—

Options forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2013	—	—	—	—

Options forfeited or expired	25,000	$0.75	1.58	$8,648
Outstanding at September 30, 2014	325,000	$0.65	1.50	$191,323

Exercisable at September 30, 2014	—	—	—	—

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On November 13, 2007, Brooktide, LLC loaned the Company $75,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.375 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.”

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On April 14, 2010, Mr. Yale Farar, the President of Rokwader, loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.75 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses arising from the Company’s compliance with its public reporting requirements.

On December 17, 2010, Brooktide, LLC loaned Latigo Shore Music, Inc. (“Latigo”), a wholly owned subsidiary of the Company, $16,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by Latigo. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.75 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.”

The proceeds of the Note were used to purchase musical compositions from the Gary Harju music catalog to the extent of his writer’s and publisher’s share (“Harju Catalog”). The Harju Catalog consists of 50 original songs written in whole or in part by Gary Harju.

On December 17, 2010 Brooktide, LLC loaned the Company $9,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.75 per share. The Note is a demand note and may be paid at anytime without premium or penalty.

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

On April 1, 2013 Brooktide, LLC loaned the Company $35,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

On May 24, 2013 Brooktide, LLC loaned the Company $50,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On October 28, 2013 Brooktide, LLC loaned the Company $50,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at anytime without premium or penalty.

The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On January 31, 2014 Brooktide, LLC loaned the Company $25,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.50 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On May 22, 2014 Brooktide, LLC loaned the Company $35,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.53 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On July 29, 2014 Brooktide, LLC loaned the Company $35,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $.53 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	September 30, 2014		December 31, 2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	15,000	4,993	15,000	4,080
Dorff's Writer's Share	40,000	3,481	40,000	1,523
	$55,000	$8,474	$55,000	$5,603

For the nine months ended September 30, 2014 and the year ended December 31, 2013, amortization expense was $2,870 and $2,811, respectively.

Amortization of the remaining intangible assets is expected to be $12,982 from 2014 through 2018, and $31,630 in aggregate for years thereafter through 2032.

NOTE 5 – SUBSEQUENT EVENTS

On October 30, 2014 Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $0.45 per share. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

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

Latigo’s expenses associated with its business for the quarter ended September 30, 2014, were $14,135.

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

Results of Operation for the nine months ended September 30, 2014 and 2013

During the nine months ended September 30, 2014, the Company generated $538 of revenues compared to $5,487 revenues for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014 and 2013, the Company incurred general and administrative expenses of $350,214 and $79,366, respectively. The 100% increase over 2013 was primarily due to increased marketing, advertising and operational expenses of Latigo and professional fees related to preparation of the Company’s Form 10 and other SEC reporting obligations.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005) and, as of September 30, 2014, we had an accumulated deficit of $1,575,215.  As of September 30, 2014, we had cash of $2,441 and a working capital deficit of $427,465, compared to cash of $6,034 and a working capital deficit of $254,470 at September 30, 2013. The increase in the working capital deficit was primarily due to the elimination of derivative liabilities pursuant to amendments deleting reset provisions in previously issued and outstanding convertible promissory notes.

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

Upon completion of Phase 1, we will begin Phase 2 which we estimate the cost to be $245,000. We believe that Phase 1 will continue until the summer of 2015. Phase 2 is estimated to cost $165,000 for the creative expense plus $80,000 for general, administrative, legal, accounting and associated fees to remain a public company.

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

Although the Company has no written agreenments, to acquire or combine with another entity, we continue to seek business opportunities including strategic relationships and mergers and acquisitions with other companies.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014 and 2013, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None

Item 4.                Mine Safety Disclosures

Not Applicable

Item 5.                Other Information.

On October 30, 2014 Brooktide, LLC, a limited liability company principally owned by the President, Director and principal stockholder of the Company, loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at anytime into common stock of the Company at $0.45 per share, which was the average trading price of the Company’s common stock over the previous 10 trading days. The Note is a demand note and may be paid at anytime without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at anytime after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

Item 6.                Exhibits.

(a) Exhibits.

Exhibit	Item
10.1	Convertible Promissory Note in the amount of $30,000 dated October 30, 2014 in favor of Brooktide, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: November 19, 2014	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

Date: November 19, 2014	/s/ Yale Farar
Yale Farar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
10.1	Convertible Promissory Note in the amount of $30,000 dated October 30, 2014 in favor of Brooktide, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document