Form 10-K
period 2014-12-31
ROKWADER, INC.
filed 2015-03-10
CIK 1322952

      UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-51867

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]. No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]. No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 9, 2015 was $316,050.

As of March 9, 2015, there were 2,951,110 shares of Common Stock, $0.001 par value, outstanding.

Documents Incorporated By Reference. None.

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

Corporate Overview

One of Latigo’s assets is a music catalog (the "Latigo Catalog") that was acquired as part of our acquisition of Latigo on April 23, 2007.  The current Latigo catalog (including copyrights and publishing rights) consists of 216 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (60). Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo.  Other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer.  Other songwriters also sometimes have their own publishing designees.

As a rule, total income is typically split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. (“BMI”) and the publishers only collect the “publisher’s share” of public performance income.

In March, 2014, the Company signed Jeston Cade to a worldwide exclusive songwriting agreement. Under the agreement 100% of the copyright music publishing interest will belong to Latigo. Through December 31, 2014, Mr. Cade has by himself or in collaboration with others written 60 songs that have been added to the Latigo catalog. The agreement was for one year with two one year options. The Company has exercised its option for another year. We are currently promoting several of Mr. Cades songs and although they are currently being well received in the industry there is no assurance that they will be successful.

We have also begun to receive minimal royalties (revenues) from the Latigo acquisition of the Gary Harju music catalog in December, 2010.  The Gary Harju acquisition is helping to diversify our existing music catalog to give us a broader based platform going forward.  This catalog acquisition consists of all right, title and interest in 50 musical compositions from the Gary Harju music catalog to the extent of his writer's and publisher's share.  The total catalog (including copyrights and publishing rights) consists of original songs written in whole or in part by Gary Harju. Through December 31, 2013, we have received approximately $17,000 in royalties and fees from this catalog. It is important to note that some of the songs are co-written by other songwriters and the other songwriters and their publishing designees own the balance of the percentages of these songs.  Rokwader owns 100% of Mr. Harju’s writer’s share of the royalties. Songwriting is collaborative, so other co-writers usually have their own music publisher who collects their royalties, in addition to the writer’s receipt of monies from his own performing rights organization. Latigo collects only the income attributable to its writer’s co-writing share. This is standard procedure in the music industry since many songs are collaborations of more than one writer." Our total catalog, including the Latigo and Harju Catalog, consists of 156 songs of which we own 100% of the writers share. In addition, we own between 16.67% and 100% of the publishing rights of the songs in the catalog. Through December 31, 2013, we have received $24,250 in royalties and fees from all of our catalog’s songs.

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

On January 24, 2013, Rokwader, the owner of 50% interest of the Andrew Dorff Catalog (the “Catalog”), acquired the remaining 50% interest of the catalog from Dillonpark, LLC, an entity of which Mr. Farar, the president and principal shareholder of Rokwader, is a member and manager. The purchase price for the Catalog was $22,000, which is the same amount that Dillonpark paid to acquire the Catalog. Furthermore, the purchase price is only required to be paid if and when the Catalog produces cash through royalties or sales. Fifty percent of any revenue received from the Catalog, up to $22,000, will be paid to Dillonpark, LLC as full consideration for the purchase of its 50% interest in the Catalog.

Rokwader, Inc. acquired 100 percent of Andrew Dorff’s writer's share of the 106 musical compositions written or co-written by Andrew Dorff that mirror those same songs that are published and owned by Latigo, as per the agreement of May 2013 between Andrew Dorff and Latigo (the "Writer's Share") for $40,000. As stated above, some of the songs are co-written by other songwriters and the other songwriters and their publishing designees own the balance of the percentages of these collaborative written songs. Music publishing and songwriter's share represent two different ownership interests. Rokwader believes that owning the publishing rights and 100 percent of Andrew Dorff and Gary Harju writer's share could be advantageous to the future of the Company and could make the Company stronger in its acquisition of additional music assets.

In their audit report dated March 26, 2014, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. For the year ended December 31, 2013 we had revenues of $5,689 and a net loss of $105,664.

Business Strategy

Latigo is in the music publishing business. The music publishing business includes copywriting musical compositions that are written by various songwriters and composers. Music publishers exploit the copyrights to produce revenues via sales of recordings and other musical usages such as commercials, radio plays and television shows. Latigo believes emerging technologies and the introduction of innovative business relationships in the current market allow for a unique opportunity for business expansion. Revenues for Latigo should be realized through publishing income on copyrights that we acquire. To date we have only generated a minimal amount of revenue. In the past we have mostly marketed our catalog through contacts and associates of our directors. We have recently retained two musical consultants that will be marketing our songs for radio air play, for TV and radio commercials, for TV shows and for movies. These consultants are on month to month letter agreement with a small base pay and a commission override on songs actually distributed and generating revenues. There is no assurance that these consultants will be successful in placing our catalog songs for the generation of revenues.

As a small company we can operate with a creative hands-on approach to the selected few composers and songwriters that are part of our catalog. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and the administration of the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from two principal sources:

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

In addition we are attempting to provide creative services to commercial songwriters in Country Western music. We also intend to attend music award ceremonies and music and songwriters conventions to further market our catalog of songs. We believe that even with this additional marketing effort our generation of revenues may remain minimal until we can raise more funds for more aggressive marketing activities.

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

Yale Farar, the president of the Company, began his career years ago in the music business as a radio DJ and later as a television talent coordinator and producer. For the past nine years he has operated the business of the Company as its President. Mr. Farar is also and has been for over 25 years an investor and businessman and for the past 19 years he has been the manager of Brooktide LLC, a private investment company.

Gary Saderup, director and secretary, is an actor, producer of two small films and an artist. In the last 3 years Mr. Saderup has been a producer of and acted in 2 small film adaptations of Lincoln, a 2-hour one-man show.  In addition, he played the lead role and produced MacArthur, another film adaptation of a one-man show.

Industry Overview

Music is one of the primary entertainment forms of the modern era. The industry is highly competitive, based on consumer preferences, and changes rapidly due to consumer demand and advancements in technology. To be competitive, companies must be able to discover and develop artists and talents that have appeal beyond a domestic audience. They must also be able to successfully promote and market these acts, and maintain strong music publishing catalogues. These catalogues provide for lucrative business opportunities that can be exploited year after year, are not at the mercy of changing technologies. The nature of copyrights is for their value to possibly increase over years with very minimal expense. For example: one song that gets recorded and sells units can generate income that can continue for many years. This one song can raise the value of the entire catalog. The top five music consuming countries continue to be the United States, England, France, Japan, and Germany.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads.  Piracy is generally referred to when the publishers and writers are not being paid for physical product, such as CD’s and records. Performance royalties collected by PRO’s (Performing Rights Organizations) such as BMI, ASCAP & SESAC are paid directly to writers and publishers of musical compositions. These royalties are fees paid by broadcast entities, such as radio stations, restaurants, concert halls, television networks any venue where music is publicly performed. These revenues are not subject to stolen or pirated records or CD’s.

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

Employees

As of December 31, 2014, we had one full time employee. The Company utilizes various independent contractors for marketing and accounting services.

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

Other than Steve Dorff our officers and directors have no previous experience launching and operating a music/entertainment company, such as Rokwader and its Latigo subsidiary. They have only limited experience in establishing and growing a startup company such as Rokwader and its subsidiary, Latigo. As a result, we will continue to rely heavily on the experience and business acumen of Steve Dorff to establish an effective business strategy for our future music/entertainment operations.

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

Rokwader has only generated a limited amount of revenues from operations. Consequently, we had a net loss of $256,703 for the year ended December 31, 2014 and $105,664 for the year ended December 31, 2013.  As of December 31, 2014, we had a working capital Deficiency of $(461,598) and $7,514 of cash available.

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

Due to our continuing losses from business operations, our independent auditor’s report dated February 27, 2015, includes an explanatory paragraph which raises substantial doubt about the Company’s ability to continue as a going concern. Our continued operations are dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. We are currently operating with limited cash reserves and no revenues which could inhibit our ability to continue in business or achieve our business objectives.

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

Our corporate and operational offices are located at 21900 Burbank Blvd., 3rd Floor, Woodland Hills, CA 91367. The office is rented on a month to month basis for $99.00 per month. In addition, music studio facilities, if needed, are provided to us at no cost to the Company by Mr. Dorff, the Director and President of Latigo. We believe these spaces are currently adequate and plans to move to expanded office space are contingent upon raising additional capital, increasing revenues and the hiring of additional employees.

Item 3.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Year Ending December 31, 2012	High Bid	Low Bid

Quarter Ended March 31, 2012	$0.75	$0.50
Quarter Ended June 30, 2012	$0.75	$0.50
Quarter Ended September 30, 2012	$0.50	$0.50
Quarter Ended December 31, 2012	$0.50	$0.50

Fiscal Year Ending December 31, 2013

Quarter Ended March 31, 2013	$0.50	$0.50
Quarter Ended June 30, 2013	$0.50	$0.40
Quarter Ended September 30, 2013	$0.40	$0.40
Quarter Ended December 31, 2013	$0.51	$0.30

Fiscal Year Ending December 31, 2014

Quarter Ended March 31, 2014	$0.40	$0.40
Quarter Ended June 30, 2014	$0.40	$0.40
Quarter Ended September 30, 2014	$0.45	$0.40
Quarter Ended December 31, 2014	$0.45	$0.40

Fiscal Year Ending December 31, 2015

January 31 thru March __, 2015	$0.44	$0.40

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

Common Stock Currently Outstanding

As of March 9, 2015, 2,951,110 shares were issued and outstanding, of which 2,632,606 shares were restricted and are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

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

Transfer Agent

Computershare Trust Company, Inc., located at 8742 Lucent Blvd., Suite 225, Highlands Ranch, Colorado 80129 is the registrar and transfer agent for our common stock.

Issuer Purchases of Equity Securities

None.

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

Latigo is also interested in acquiring music catalogues. Latigo acquired a 50% interest in its first music catalogue consisting of 106 songs. Latigo hopes to be able to receive publishing fees on the copyrights as other singers, movies, television, or other theatrical outlets utilize the songs in the catalogue.

Latigo’s expenses associated with its business through December 31, 2014, were $ 102,378. Steve Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Andrew Dorff’s recordings and in the 216 song musical catalogue, Latigo projects minimal revenues to commence in the fourth quarter of 2015.

During the years ended December 31, 2014 and 2013, the Company had revenues of $403 and $5,689, respectively. During the years ended December 31, 2014 and 2013, the Company incurred net losses of $(256,703) and $(105,664), respectively. As of December 31, 2014, the Company had stockholders’ deficit of $(416,028).

Costs and Resources

During the year ended December 31, 2014, our costs related to filing of Exchange Act reports were $50,602. On April 14, 2010, Mr. Farar, President of the Company, loaned $25,000 to the Company. On November 17 and December 17, 2010, Brooktide, LLC, a company controlled by Mr. Farar, loaned $16,000 to Latigo, the Company’s subsidiary, and $9,000 to the Company, respectively. All of the loans were evidenced by three Subordinated Convertible Promissory Notes (the “Notes”) executed by the Company and, in regard to the $16,000 loan, by Latigo. The Notes bear interest of 6% per annum and are convertible at the option of the holder at any time into common stock of the Company at $.75 per share. The Notes are demand notes and may be paid at any time by the Company without permission or penalty.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005), and as of December 31, 2014, we had an accumulated deficit of $1,482,242. As of December 31, 2014, we had cash of $7,514 and a working capital deficiency of $(461,598).

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.  Although there is no contractual relationship between the Company and Mr. Farar, the President and principal shareholder, he has indicated that, if the Company continues to grow, he would favorably entertain funding corporate expenses for approximately another 12 months. Any additional capital advanced by Mr. Farar would most likely be in the form of a convertible promissory note at 6% interest (the “Note”) and convertible into common stock of the Company at a price equal to the closing bid price on the OTC.Pink on the date of the Note. There is no assurance that Mr. Farar will continue to support the Company. Without a further influx of monies, either from revenues or from outside investors, the Company will run out of funds by the end of 2015.

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2014, we have not engaged in any off-balance sheet arrangements.

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

ROKWADER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rokwader, Inc.

Woodland Hills, CA

We have audited the accompanying consolidated balance sheet of Rokwader, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, consolidated change in stockholders’ deficit and consolidated statements of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had limited revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licenses or others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

March 10, 2015

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS
	DECEMBER 31,	DECEMBER 31,
	2014	2013

CURRENT ASSETS:

Cash (Note 1)	$7,514	$27,142

TOTAL CURRENT ASSETS	7,514	27,142

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $9,430 and $5,603, respectively (Note 4)	45,570	49,397

TOTAL OTHER ASSETS	45,570	49,397

TOTAL ASSETS	$53,084	$76,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Accounts Payable	$3,054	$—
Accrued Interest Payable	61,060	41,621
Credit Card Payable	19,998	2,803
Related Party Convertible Notes Payable (Note 3)	385,000	260,000

TOTAL CURRENT LIABILITIES	469,112	304,424

TOTAL LIABILITIES	469,112	304,424

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of December 31, 2014 and December 31, 2013, none issued and outstanding.
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,623,718 shares issued and outstanding as of December 31, 2014. 50,000,000 shares authorized, 2,548,718 shares issued and outstanding as of December 31, 2013.	2,624	2,549
Additional Paid-In Capital	908,503	874,028
Additional Paid-In Capital - Stock Options	155,087	121,077
Accumulated Deficit	(1,482,242)	(1,225,539)

TOTAL STOCKHOLDERS' (DEFICIT) (Note 2)	(416,028)	(227,885)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$53,084	$76,539

The accompanying notes are an integral part of these consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

REVENUE	$403	$5,689

EXPENSES
General and Administrative	223,096	111,353
Stock Compensation expense	34,010	—
TOTAL EXPENSES	257,106	111,353

NET LOSS	$(256,703)	$(105,664)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.10)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,557,526	2,503,581

The accompanying notes are an integral part of these consolidated financial statements.

				ADDITIONAL	DEFICIT
				PAID-IN	ACCUMULATED
			ADDITIONAL	CAPITAL -	DURING
	COMMON STOCK		PAID-IN	STOCK	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	OPTIONS	STAGE	TOTAL

BALANCE, DECEMBER 31, 2012	2,483,718	$2,484	$843,593	$121,077	$(1,119,875)	$(152,721)

Issuance of Common Stock for
Service Rendered on
August 20, 2013 (Note 2)	45,000	45	22,455	—	—	22,500

Issuance of Common Stock for
Services Rendered on
November 1, 2013 (Note 2)	20,000	20	7,980	—	—	8,000

Net Loss	—	—	—	—	(105,664)	(105,664)
BALANCE, DECEMBER 31, 2013	2,548,718	$2,549	$874,028	$121,077	$(1,225,539)	$(227,885)

Issuance of Common Stock for services rendered on
May 22, 2014 (Note 2)	10,000	10	5,290	—	—	5,300

Issuance of Common Stock for services rendered on
December 17, 2014 (Note 2)	65,000	65	29,185	—	—	29,250

Stock based compensation expenses				34,010		34,010

Net Loss	—	—	—		(256,703)	(256,703)
BALANCE, DECEMBER 31, 2014	2,623,718	$2,624	$908,503	$155,087	$(1,482,242)	$(416,028)

The accompanying notes are an integral part of these consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,703)	$(105,664)
Adjustments for non-cash items:
Amortization expense	3,827	2,811
Non-cash stock compensation expense	34,010	—

Changes in assets and liabilities:
Accounts payable	3,054	(250)

Net Cash Used for Operating Activities	(215,812)	(103,103)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Dorff writers share	—	(40,000)

Net Cash Used for Investing Activities	—	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued interest payable	19,439	12,737
Proceeds from issuance of note payable	125,000	135,000
Issuance of stock for services rendered	34,550	30,500
Credit card payable	17,195	(11,558)

Net Cash Provided by Financing Activities	196,184	166,679

NET (DECREASE)/ INCREASE IN CASH	(19,628)	23,576

CASH AT BEGINNING OF PERIOD	27,142	3,566

CASH AT END OF PERIOD	$7,514	$27,142

Cash Paid During the Period for:
Interest	$22,139	$14,405
Income taxes	$4,275	$4,398

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $1,482,242 as of December 31, 2014.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2014 and December 31, 2013.

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

During 2010, the Company determined that, based on estimated future cash flows, the carrying amount of the intangible assets acquired in the purchase of Latigo Shore Music, Inc., including the Music Copyright Costs and Master Compact Disks exceed their fair value by $18,942 each. Accordingly, an impairment loss of $37,884 was recognized for the year ended December 31, 2010 related to these intangibles. No impairment loss was recognized for the year ended December 31, 2014. Additionally, during 2010, the Company determined that the carrying amount of goodwill exceeded its fair value. Accordingly, a goodwill impairment loss of $41,664 was recognized for the year ended December 31, 2010. No goodwill loss was recognized for the year ended December 31, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2014, the FASB issued ASU 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. ASU 2014-18 elects the accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions and states that they should no longer recognized separately from goodwill (1) customer-related intangible assets unless they are capable of being sold or licensed independently from other assets of the business and (2) non-competition agreements. The amendments in ASU 2014-18 will be effective prospectively for annual reporting periods beginning after December 15, 2015 and the effective date of adoption will begin on the timing of that first in-scope transaction. The Company has not adopted ASU 2014-18 during the year ended December 31, 2014.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

The stock option expense included in general and administrative expense for the twelve month period ended December 31, 2014 and the year ended December 31, 2013 is $191,323 and $0, respectively. FASB ASC 505 “Equity Based Payments to Non-Employees” requires that only the compensation expense expected to vest be recognized.

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

The following assumptions were used to determine the fair value of the options as of December 31, 2014:

December 31, 2014
Dividend Yield	0
Expected Volatility	278%
Risk-Free Interest Rate	0.47
Term in Years	1.5
Stock Price	0.65
Option Exercise Price	0.75

NOTE 2 – STOCKHOLDERS DEFICIT (CONTINUED)

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.38
Term in Years	1.58
Stock Price	0.75
Option Exercise Price	0.75

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2012	—	—	—	—

Options forfeited or expired	—	—	—	—
Outstanding at December 31, 2013	350,000	$0.75	1.58	$121,077

Exercisable at December 31, 2013	—	—	—	—

Options forfeited or expired	25,000	$0.75	1.58	$8,648
Outstanding at December 31, 2014	325,000	$0.65	1.50	$191,323

Exercisable at December 31, 2014	—	—	—	—

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

On May 22, 2014, the Company issued 10,000 shares of common stock at the price of $0.53, for services rendered to Beth Brinker and Jess William Boeschen at 5,000 shares per person. The shares of common stock are restricted shares and were valued at the price of $0.53 through the average of “bid” and “ask” price of the Company’s common stock on the OTC:QB market as of the date hereof.

On December 17, 2014, the Company issued 65,000 shares of common stock at the price of $0.45, for services rendered to Steve Dorff, Andrew Dorff, and Beth Brinker at 40,000 shares, 20,000 shares and 5,000 shares, respectively. The shares of common stock are restricted shares and were valued at the price of $0.45, the closing price on December 16, 2014 on the OTC:QB market as of the date hereof.

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

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

On October 30, 2014 Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.45 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

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

NOTE 4 – INTANGIBLES (CONTINUED)

Following is a summary of the intangibles at the end of the years ending:

	December 31, 2014		December 31, 2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	$15,000	$5,297	$15,000	$4,080
Dorff's Writer's Share	40,000	4,133	40,000	1,523
	$55,000	$9,430	$55,000	$5,603

For the year ended December 31, 2014 and the year ended December 31, 2013, amortization expense was $3,827 and $2,811, respectively.

Amortization of the remaining intangible assets is expected to be $17,081 from 2015 through 2019, and $28,487 in aggregate for years thereafter through 2032.

NOTE 5 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

Current
Federal	$—
State	1,600
1,600

Deferred
Net Change in deferred tax assets:
Federal	—
State	—
$—

NOTE 5 – INCOME TAXES (CONTINUED)

As of December 31, 2014, the Company had incurred $294,400 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $113,500 amortizable over 15 years.

Additionally, the Company has net operating loss carry forwards of approximately $1,053,500 and $1,168,000 for both federal and state purpose, respectively. These federal and state carry forwards are scheduled to expire beginning in 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2010 and by the Franchise Tax Board for years prior to 2009. There could be certain limitation, imposed by Section 382 of the Internal Revenue Code, on the utilization of these loss carry forwards, if there were more than a 50 percent change of control. The Company has recorded a deferred tax asset of $521,400. As of December 31, 2014, the Company established a valuation allowance of $521,400 to fully offset the deferred tax asset based on a brief history of operations.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	2014	2013
Federal Statutory Rate	34%	34%
Valuation Allowance Adjustment	-34%	-34%
Effective Rate	0%	0%

State Statutory Rate	8.84%	8.84%
Valuation Allowance Adjustment	-8.84%	-8.84%
Effective Rate	0.00%	0.00%

NOTE 6 – SUBSEQUENT EVENTS

The Company’s president contributed capital in the amount of $26,000 during the month of January 2015. The president of the Company was not issued additional shares of stock in exchange for this capital nor was a note payable to him exercised. The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

Management has evaluated subsequent events through the date of this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2014.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2014. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Yale Farar	76	President and Director	2005
Gary Saderup	63	Secretary and Director	2005
Steve Dorff	65	Director and President of Latigo Shore Music, Inc.	2007

Yale Farar, Founder, President and Director since March 2005. Mr. Farar has been an active private investor for over forty years, specializing in corporate development. Since April 1996, Mr. Farar has also been the manager and principal owner of Brooktide, LLC. Brooktide, LLC has been a controlling stockholder of Rokwader since March 2005. Brooktide, LLC is owned by, and engages in investment and financial management for Mr. Farar. No other company affiliated with Mr. Farar, other than Brooktide, LLC, has any relationship with Rokwader.

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

Board Committees

Audit committee

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.

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

The following table summarizes all compensation recorded by us in 2014, 2013 and 2012 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yale Farar	2014	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-
President	2013	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	250,000	(1)	-0-	-0-	-0-	-0-

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Mr. Farar has provided services to us at no charge during the early stages of our business. Mr. Farar spends approximately 60% of his time on the business of the Company. As our business progresses and grows, we expect to begin paying salaries to each of our officers. On August 3, 2012, the Company granted 250,000 stock options to Brooktide, LLC, a private investment company owned and controlled by Mr. Farar. The stock options are exercisable at $0.75 per share and expire on December 31, 2015. We also expect to continue to utilize outside services.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Options

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding option awards held by our officers and directors for the fiscal year ended December 31, 2014:

Name	No. of securities underlying exercised options (#)	No. of securities underlying unexercised options (#)	Equity incentive plan awards: No. of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	No. of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: No. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Yale Farar, CEO, Director	—	250,000	—	$0.75	December 31, 2015	—	$—	—	$—
Gary Saderup, Secretary Director	—	25,000	—	$0.75	December 31, 2015	—	$—	—	$—
Steve Dorff, Director	—	25,000	—	$0.75	December 31, 2015	—	$—	—	$—

Stock Option Plan

We do not have a stock option plan although we may adopt one or more such plans in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we may adopt a director compensation policy by the end of the current year. In December 2014, the Company issued 40,000 shares of our common stock to Steve Dorff.

The following table and related footnotes show the compensation paid during the year ended December 31, 2012 to our directors.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation		Total
Steve Dorff	$-0-	$-0-	$18,000	(1)	$18,000
Gary Saderup	$-0-	-0-	$-0-		$-0-
Yale Farar	$-0-	$-0-	$-0-		$-0-

(1)	On December 17, 2014, we issued 40,000 shares of our common stock to Steve Dorff for services rendered. The Company determined that the price of $0.45 per share was a fair value for the shares issued based on its most recent securities sale transaction.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 9, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of March 9, 2015, by the exercise of options. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Brooktide, LLC (2)	2,247,106	70.1%
Yale Farar (3)	2,247,16	70.1%
Gary Saderup (4)	76,670	2.5%
Steve Dorff (4)	225,000	7.4%
Officers and Directors (3 persons)	2,548,776	80.0%

(1)	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 21900 Burbank Blvd., 3rd Floor,, Woodland Hills, CA 91367.

(2)	The address for Brooktide, LLC is 123 West Nye Lane #510, Carson City, Nevada 89706. Brooktide, LLC is owned by, and engages in investment and estate-planning activities for, Mr. Farar.

(3)	These shares are held in the name of Brooktide, LLC of which Yale Farar, Rokwader’s President and Director, is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.

(4)	Individual has sole voting and investment power over such shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

On October 30, 2014 Brooktide, LLC loaned the Company $30,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.45 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

The Company’s president contributed capital in the amount of $26,000 during the month of January 2015. The president of the Company was not issued additional shares of stock in exchange for this capital nor was a note payable to him exercised. The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On February 18, 2015, the Company agreed to issue 317,392 shares of its common stock (the “Shares”) to Brooktide, LLC, an entity principally owned by Yale Farar, the President, director and principal shareholder of the Company (the “Investor”) in consideration of the cancellation of debt owed to the Investor totaling $196,060. The Shares were issued to the Investor at approximately $0.6177 per share on the date that the average between the “bid” and “ask” price for the Company’s stock on the OTC:QB market was $0.42 per share.

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

We currently use the music recording studio of management at no cost to us. Management has agreed to continue this arrangement until the Company generates greater revenues.

Item 14.	Principal Accountant Fees and Services.

During 2014 and 2013, Anton and Chia, LLP, the Company’s independent auditors, have billed for their services as set forth below.. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2014, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2014.

	Year ended December 31,
	2014	2013

Audit Fees	$5,200	$7,250

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$3,120	$260

Total	$8,320	$7,510

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Anton and Chia, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Anton and Chia, LLP independence as our auditors.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

Exhibit	ITEM

2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

10.1 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $35,000 dated April 1, 2013

10.2*	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated May 24, 2013

10.3 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated October 28, 2013

10.4 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $25,000 dated January 31, 2014

10.5 *	Exclusive Songwriter Agreement between the Company and Jess Boeschen dated March 1, 2014

10.6 *	Assignment Agreement and Addendum to Assignment Agreement between Dillonpark, LLC and Latigo Shore Music, Inc. dated January 24, 2013 and May 7, 2013, respectively.

10.7 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated May 22, 2014

10.8 *	Convertible Promissory Note between the Company and Brooktide in the amount of$30,000 dated July 29, 2014

10.9 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated October 30, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.

FORM 8-K:

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10 day of March, 2015.

ROKWADER, INC.

By:	/s/ Yale Farar
Yale Farar, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Yale Farar	Dated: March 10, 2015
Yale Farar
President (Principal Executive Officer) and Director

/s/ Gary Saderup	Dated: March 10, 2015
Gary Saderup
Secretary and Director

/s/ Steve Dorff	Dated: March 10, 2015
Steve Dorff
Director and President of Latigo Shore Music, Inc.

EXHIBIT INDEX

Exhibit	ITEM

2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

10.1 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $35,000 dated April 1, 2013

10.2*	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated May 24, 2013

10.3 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated October 28, 2013

10.4 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $25,000 dated January 31, 2014

10.5 *	Exclusive Songwriter Agreement between the Company and Jess Boeschen dated March 1, 2014

10.6 *	Assignment Agreement and Addendum to Assignment Agreement between Dillonpark, LLC and Latigo Shore Music, Inc. dated January 24, 2013 and May 7, 2013, respectively.

10.7 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated May 22, 2014

10.8 *	Convertible Promissory Note between the Company and Brooktide in the amount of$30,000 dated July 29, 2014

10.9 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated October 30, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.