Form 10-Q
period 2015-03-31
ROKWADER, INC.
filed 2015-05-15
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of May 12, 2015 was 10,576,110.

 As used in this report, the term “the Company,” “we,” “us,” or “our” mean Rokwader, Inc., and its subsidiary, unless the context clearly indicates otherwise.

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

PART I.
Item 1.  Financial Statements.
ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	MARCH 31	DECEMBER 31,
	2015	2014
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash (Note 1)	$10,612	$7,514
TOTAL CURRENT ASSETS	10,612	7,514
OTHER ASSETS
Intangible Assets, Net of Accumulated Amortization
of $10,352 and $9,430, respectively (Note 4)	44,648	45,570
TOTAL OTHER ASSETS	44,648	45,570
TOTAL ASSETS	$55,260	53,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$5,120	$3,054
Accrued Interest Payable	150	61,060
Credit Card Payable	2,598	19,998
Related Party Convertible Note Payable (Note 3)	305,500	385,000
TOTAL CURRENT LIABILITIES	313,368	469,112
TOTAL LIABILITIES	313,368	469,112

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of March 31, 2015 and December 31, 2014, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,951,110 shares issued and outstanding as of March 31, 2015. 50,000,000 shares authorized, 2,623,718 shares issued and outstanding as of December 31, 2014.	2,951	2,624
Additional Paid-In Capital	1,263,723	1,063,590
Accumulated (Deficit)	(1,524,782)	(1,482,242)
TOTAL STOCKHOLDERS' (DEFICIT) (Note 2)	(258,108)	(416,028)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$55,260	$53,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014

REVENUE	$600	$82

EXPENSES
General and Administrative	43,141	44,652
TOTAL EXPENSES	43,141	44,652

OTHER INCOME
Interest Income	1	-
Change in Fair Value of Derivative Liabilities	-	(189,295)

NET LOSS	$(42,540)	(233,865)

NET LOSS PER COMMON SHARE – BASIC & DILUTED	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING– BASIC & DILUTED	2,775,834	$2,548,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,540)	$(233,865)
Adjustments for non-cash items:
Amortization expense	922	957
Issuance of stock for services rendered	4,400	-
Change in Fair Value of Derivative Liabilities	-	189,295

Changes in assets and liabilities:
Accounts payable	2,066	2,604
Credit card payable	(17,400)	2,936
Accrued Interest Payable	150	4,149

Net Cash Used in Operating Activities	(52,402)	(33,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	55,500	25,000

Net Cash Provided by Financing Activities	55,500	25,000

NET (DECREASE)/ INCREASE IN CASH	3,098	(8,924)

CASH AT BEGINNING OF PERIOD	7,514	27,142

CASH AT END OF PERIOD	$10,612	18,218

Cash Paid During the Period for:
Interest	$-	$4,231
Income taxes	$3,475	$3,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), was organized under the laws of the State of Delaware on March 18, 2005.

BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10K for the year ended December 31, 2014.

GOING CONCERN AND PLAN OF OPERATION

The Company’s condensed consolidated financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date.  The Company has an accumulated deficit of $1,524,782 as of March 31, 2015.

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes.  Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return.  Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position.  The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement.  This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure.  The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred.  The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2015 and December 31, 2014.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. The Company does not have cash equivalents at March 31, 2015 and December 31, 2014.

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

No impairment loss on intangible assets was recognized for the three months ended March 31, 2015 and 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern ". The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements and disclosures.

EQUITY BASED PAYMENTS TO NON-EMPLOYEES

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

NOTE 2 – STOCKHOLDERS DEFICIT

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of March 31, 2015:

March 31, 2015
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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of option activity as is presented below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	325,000	$0.65	1.50	$191,323

Exercisable at March 31, 2015	-	-	-	-

As of March 31, 2015, all options are vested.

On February 18, 2015, the Company issued 317,392 shares of common stock valued at the price of $0.6177 in an agreement to convert $135,000 of the oldest notes payable and accrued interest of $61,060 which were owed to Mr. Yale Farar and Brooktide LLC.

On February 24, 2015, the Company issued 10,000 shares of common stock at the price of $0.44 per share, for services rendered to Jeston Cade. The shares of common stock are restricted shares and were valued at the price of $0.44, the closing price on February 24, 2015 on the OTCQB market.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On February 18, 2015, the Company issued 317,392 shares of common stock valued at the price of $0.6177 in an agreement to convert $135,000 of the oldest notes payable and accrued interest of $61,060 which were owed to Mr. Yale Farar and Brooktide LLC.

On March 17, 2015 Brooktide, LLC loaned the Company $55,500 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.47  per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

NOTE 4 – INTANGIBLES

On December 17, 2010, Latigo, a wholly owned subsidiary of the Company, acquired all right, title and interest in 50 musical compositions from the Gary Harju music catalog to the extent of his writer’s and publisher’s share for a cost of $15,000 paid in cash on the closing date of December 17, 2010.  The Harju Catalog (including copyrights and publishing rights) consists of 50 original songs written in whole or in part by Mr. Gary Harju.  Some of the songs were owned outright by Latigo as a result of the acquisition, and others continue to be subject to publishing agreements with various music publishers, who continue to collect the publisher’s share of royalties.  The other parties who have partial interests in the catalog continue to receive their share of royalties and other income.  The Company amortizes the costs of the Harju Catalog over its estimated useful life based on projected net revenues.  The Company projects to generate revenues from the Harju Catalog for an estimate of 20 years based on Mr. Harju’s past accomplishments and the ability of the recorded music to generate revenues for long periods of time.  Therefore, the Company estimated the useful life of the Harju Catalog to be 20 years.

ROKWADER, INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 1, 2013, Latigo, a wholly owned subsidiary of the Company, acquired all right, title and interest in Andrew Dorff’s “writer’s share” of certain musical compositions written and/or co-written by him for a cost of $40,000 paid in cash. The musical compositions include 106 songs total. The Company owns the publishing rights from these musical compositions. Some of the songs are owned outright by Latigo as a result of the acquisition, and others continue to be subject to publishing agreements with various music publishers, who continue to collect the publisher’s share of royalties and other income. The Company amortizes the costs of Andrew Dorff’s “writer’s share” over its estimated useful life based on projected net revenues. The Company projects to generate revenues from Andrew Dorff’s “writer’s share” for an estimate of 20 years based on Andrew Dorff’s past accomplishments and the ability of the recorded music to generate revenues for long periods of time.

Following is a summary of the intangibles at the end of the periods ending:

	March 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles subject to amortization
Harju Music Catalog	15,000	5,583	15,000	5,297
Dorff’s Writer’s Share	40,000	4,769	40,000	4,133
	$55,000	$10,352	$55,000	$9,430

For the three months ended March 31, 2015 and March 31, 2014, amortization expense was $922 and $957, respectively.

Amortization of the remaining intangible assets is expected to be $16,159 from 2015 through 2019, and $28,489 in aggregate for years thereafter through 2032.

NOTE 5 – SUBSEQUENT EVENTS

On April 16, 2015 Brooktide, LLC loaned the Company $7,000 in accordance with a Subordinated Convertible Promissory Note executed by the Company.  Pursuant to the terms of such note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.47  per share.  The note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On April 30, 2015, according to agreements between Brooktide and the Company, the loan of $55,500 entered into on March 17, 2015 was forgiven by Brooktide as well as the loan entered into on April 16, 2015 for $7,000. Additionally, the accrued interest payable for the three months ended March 31, 2015 in the amount of $150 was also forgiven by Brooktide. In accordance with FASB ASC 470-50-40 Debt Modifications and Extinguishments, the Company recorded this forgiveness of debt from a Related Party as a capital transaction and no gain was recognized on the Company’s consolidated statement of operations.

On May 7, 2015 (“Closing”), the Company completed a transaction pursuant to the Securities Purchase Agreement (“SPA”) dated April 28, 2015 between the Company and Coco Partners, LLC (“Coco Partners”), in which the Company sold to Coco Partners an aggregate of a maximum of 15,250,000 shares of common stock, par value $0.001, and a warrant (“Warrant”) to purchase 5,900,000 shares of common stock, par value $0.001 to Coco Partners for $6,100,000.  At the Closing, Coco Partners paid to the Company $3,050,000 in exchange for the issuance of 7,625,000 shares of common stock and the Warrant.  Coco Partners has the option purchase the remaining 7,625,000 shares for $3,050,000 on or before June 30, 2015.  The Warrant allows Coco Partners to purchase, at any time after the Closing until April 1, 2020 (the “Expiration Date”), to purchase up to 5,000,000 shares of common stock at an exercise price of $0.60 per share, 500,000 shares of common stock at an exercise price of $1.00 per share and 400,000 shares of common stock at an exercise price of $1.25 per share.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.   The terms “we” or the “Company” refers to Rokwader, Inc. and its consolidated subsidiaries.

Corporate Overview

Since our acquisition of Latigo Shore Music, Inc. (“Latigo”) in 2007, our principal business objective has been to achieve long-term growth of Latigo’s music publishing business.  Latigo’s primary activity is the development of a production company for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 216 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (60).  Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stage of development, we have generated only a minimal amount of revenue from our operations.

As discussed in more detail below, on May 7, 2015, we completed a transaction with Coco Partners, LLC (“Coco Partners”) in which Coco Partners acquired a controlling interest in the Company by purchasing newly issued shares of our common stock and warrants to purchase shares of our common stock (the “Transaction”).  The Transaction is part of an investment strategy of Coco Partners in which the Company may serve as an investment vehicle to acquire other operating companies with significant revenue streams and cash flow. We believe such acquisition and investment strategy, if executed successfully, would increase our ability to access capital and accelerate our music publishing business, while continuing to pursue other businesses and acquisition opportunities to enhance shareholder value.

Transactions with Coco Partners

In May 2015, Coco Partners and the Company entered into an agreement pursuant to which Coco Partners acquired (i) a maximum of 15,250,000 shares of our common stock and (ii) a warrant to purchase an aggregate of 5,900,000 shares of our common stock (the “Warrant”) for an aggregate maximum purchase price of $6,100,000  (the “Purchase Price”).   The Purchase Price is payable as follows: (a) $3,050,000 for 7,625,000 shares and the Warrant upon the closing (the “Closing”) and (b) an additional 7,625,000 shares for $3,050,000 on or before June 30, 2015.  The Closing occurred on May 7, 2015 and the Company received the initial funding of $3,050,000.

In addition, the terms of the Warrant provide that Coco Partners has the right to purchase, at any time after the Closing until April 1, 2020, up to (i) 5,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) 500,000 shares of our common stock at an exercise price of $1.00 per share and (iii) 400,000 shares of our common stock at an exercise price of $1.25 per share.  The Warrant includes certain anti-dilution adjustments to the exercise prices in the event of payment of dividend, subdivision and combination with respect to outstanding shares of our common stock.

The Transaction resulted in a change of control of the Company.  Assuming Coco Partners exercises its option to purchase 7,625,000 additional shares and exercises the Warrant, Coco Partner will have acquired approximately 86.7% of outstanding shares of our common stock.  Mr. Robert Wallace, who has a controlling interest in Coco Partners, was appointed Chief Executive Officer, Chief Financial Officer and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company but remains as a director and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

Business Strategy and Plan of Operations

As a result of the Transaction and the change in control of the Company, our business strategies and plan of operations have evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle through Coco Partners.

Latigo Music Publishing Business

We expect our music publishing business will continue uninterrupted after the Transaction.  The music publishing business includes copywriting musical compositions that are written by various songwriters and composers. Music publishers exploit the copyrights to produce revenues via sales of recordings and other musical usages such as commercials, radio plays and television shows.  We believe that emerging technologies and the introduction of innovative business relationships in the current market provides a unique opportunity for Latigo to expand its operations.  Revenues for Latigo should be realized through publishing income on copyrights that we acquire.  In the past we have mostly marketed our catalog through contacts and associates of our directors. We also retained musical consultants that will be marketing our songs for radio air play, for TV and radio commercials, for TV shows and for movies. These consultants are on month to month letter agreement with a small base pay and a commission override on songs actually distributed and generating revenues. There is no assurance that these consultants will be successful in placing our catalog songs for the generation of revenues.

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

In addition, we seek to provide creative services to commercial songwriters in Country Western music. We also intend to attend music award ceremonies and music and songwriters conventions to further market our catalog of songs. We believe that even with this additional marketing effort, our generation of revenues may remain minimal until we can raise more funds for more aggressive marketing activities.

Furthermore, we intend to fully explore the synergy and opportunities resulting from the Transaction as Coco Partners executes its investment strategy.  Future acquisitions under such strategy may provide us with greater access to capital to accelerate growth through the acquisition of existing music copyright catalogs with existing income streams, and provide strong financial support in establishing new songwriters.

Our expenses associated with our music publishing business for the quarter ended March 31, 2015, were $17,055.  We expect such expenses to increase as we continue to expand and grow the music business.

Strategy and Operation as Investment Vehicle

The Transaction represents a first phase of a unique investment strategy developed by Coco Partners in which the shares of our common stock may be used as acquisition currency, along with cash, to acquire the equity stake of other operating companies with significant revenue streams.  The Company will serve as  the investment vehicle to acquire operating businesses of certain consumer facing lifestyle businesses in the U.S. that Coco Partners believes are being driven by identifiable economic and demographic trends. Coco Partners intends to target operating companies that have demonstrated the ability to execute scalable business models, particularly those companies in which the real estate component of the business is mission critical to the business, because Coco Partners intends to invest and retain a significant investment portfolio of real estate assets.  The acquired operating businesses would have access to such real estate assets which can be scaled and utilized to facilitate and improve the performance of the operating company. Examples of such targets would be found in highly fragmented industries, such as express car washes, assisted living facilities, certain types of medical facilities, and lifestyle companies being driven by identified demographic trends.

At the direction of Coco Partners, the Company will seek to acquire equity stakes in operating companies with senior management that are leaders in their industry with deep domain expertise and proven, scalable business models. In some cases, the Company will identify a talented operator with deep domain expertise and build a platform around the operator upon identifying a platform acquisition.  We believe that serving as an investment vehicle for such strategy would benefit the Company by enhancing our ability to generate revenue and net income, and providing more predictable financing as the Company’s credibility and financial stability become more secured.

In the next six months, Coco Partners and we intend to pursue diligently the investment vehicle strategy.  As such, we expect our expenses to increase due to additional costs associated with the execution of such strategy, including additional legal, accounting and consulting fees.

Results of Operation for the three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015, the Company generated $600 of revenues from its music business compared to $82 revenues for the three months ended March 31, 2014.  During the three months ended March 31, 2015 and 2014, the Company incurred general and administrative expenses of $43,131 and $44,652, respectively. The general and administrative expenses for the three months ended March 31, 2015 included marketing, advertising and operational expenses of Latigo and professional and legal fees relating to complying with the Company SEC reporting obligations.

Equity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of March 31, 2015, we had an accumulated deficit of $1,524,782.  As of March 31, 2015, we had cash of $10,612 and a working capital deficit of $302,756, compared to cash of $18,218 and a working capital deficit of $510,190 at March 31, 2014. The increase in the working capital deficit was primarily due to the conversion of the notes payable.

On February 18, 2015, the Company issued 317,392 shares of common stock valued at the price of $0.6177 in an agreement to convert $135,000 of the oldest notes payable and accrued interest of $61,060 which were owed to Mr. Yale Farar and Brooktide LLC (“Brooktide”). In connection with the completion of the Transaction, these shares were deposited into an escrow account for a period of 12 months as security deposit for certain indemnification obligations of the Company and Mr. Farar in favor of Coco Partners.

On March 17, 2015 Brooktide loaned the Company $55,500 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company.  Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.47  per share.  The Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On April 16, 2015 Brooktide loaned the Company $7,000 in accordance with a Subordinated Convertible Promissory Note (the “April 16 Note”) executed by the Company.  Pursuant to the terms of such note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.47  per share.  The April 16 Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on such note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On April 30, 2015, according to agreements between Brooktide and the Company, the principal balances under the Note ($55,000) and the April 16 Note ($7,000) were forgiven by Brooktide. Additionally, the accrued interest payable for the three months ended March 31, 2015 in the amount of $150 related to the Note was also forgiven by Brooktide.

As disclosed above, pursuant to the agreement for the Transaction, on May 7, 2015, the Company issued 7,625,000 shares of common stock and the Warrant in exchange for a cash payment of $3,050,000 from Coco Partners.  The Company intends to use the cash proceeds to pay off certain debts owed to related parties, including $250,000 for full satisfaction of certain debt owed to Brooktide, LLC and Mr. Yale Farar, and for general corporate purposes, including the development of the Latigo music publishing business.

As discussed above, the Company recently completed the Transaction as part of an investment strategy by Coco Partners to utilize the Company as an investment vehicle to acquire other operating companies with significant revenue and cash flow, which in turn may enhance the Company’s liquidity and capital resources.  However, there is no guarantee that Coco Partners and the Company will be able to identify a suitable target or otherwise execute such acquisition strategy successfully, and failure to do so would have a material adverse effect on our business and financial conditions.  See “Risk Factor” in Item 1A below for a more detailed discussion of the risks related to the Transaction.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with certain investors, corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.  No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its activities that it would otherwise seek to develop. This would have a material adverse effect on the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Off-balance Sheet Arrangements

Since our inception through March 31, 2015, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015 and 2014, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II

Item 1.              Legal Proceedings.

 There are no pending legal proceedings to    which the Company or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Item 1A.            Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K.  While we are not required to provide risk factor disclosures in this Quarterly Report on Form 10-Q because we are a “smaller reporting company” as defined under applicable SEC rules, we are furnishing the following risk factors relating to the recent completion of the Transaction as additional information to the investors. We assume no obligations to update such risk factors unless such update is required by applicable laws.

Coco Partners will control all aspects of our business.

Coco Partners became our largest and controlling stockholder following the Transaction and, assuming the full exercise of the Warrant and the purchase of additional 7,625,000 shares, Coco Partners will beneficially own approximately 86.7% of our outstanding shares.  As a result, Coco Partners will be able to exercise control over virtually all matters requiring stockholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as directors and effectively operate our business, regardless of other stockholders’ preferences.  In addition, while Coco Partners has agreed to develop its business plans in collaboration with the Company, the interest of Coco Partners may diverge from those of the Company in the future, in which case Coco Partners may not act in the best interest of the Company or its stockholders.

Successful execution of the investment vehicle strategy by Coco Partners is not guaranteed.

Although we believe we are well positioned to execute the investment vehicle strategy led by Coco Partners, there can be no assurances that we will be able to  execute the proposed business plan successfully. To be successful in the execution of such business plan, Coco Partners must be able to, among other things, identify and acquire businesses, properties and facilities which further its business plan, incorporate and coordinate these various acquisitions under a single operational and management structure, increase brand awareness of the businesses and properties acquired within their respective geographic markets, attract, retain and motivate qualified management personnel, respond to competitors within the relevant geographic markets (many of whom will have greater resources) and continue to build and expand the operational and business structure of the platform companies.  We have little if any control over these factors.

Coco Partners’ ability to successfully execute its business plan is also contingent upon its ability, and the ability of other related parties, to access further sources of capital.  These parties do not have any guaranteed sources of either debt or equity capital which it can utilize for these purposes. Thus, ability to obtain such additional debt or equity capital (and/or the terms and conditions applicable thereto) will be dependent upon then existing market conditions, and/or may not be available at all. The inability to access additional capital may have a substantial negative effect on the investment vehicle strategy or may result in a lost opportunity for the Company to acquire a successful operation or property.  There can be no assurances that Coco Partners and related parties will be able to successfully execute all or any portion of its proposed business plan and, failure to do so could cause our investors to lose some or all of their investment in our common stock. An investment in our common stock is suitable only for those investors accustomed to undertaking these types of investment risks and who can bear a potential loss of their entire investment.

Coco Partners may change its investment and financing strategies.

Coco Partners, through its controlling interest in the Company, may change the investment vehicle strategy and enter into new lines of business at any time, which could result in the Company making investments and engaging in business activities that are different from, and possibly riskier than, the current plan.  A change in business or investment strategy or the entry into new lines of business may increase our exposure to other risks or market fluctuations that could negatively impact our operations and financial results.

Coco Partners may have limited information in identifying its target acquisitions.

In certain circumstances, Coco Partners may not receive access to all available information to fully analyze the target acquisitions. Although Coco Partners will evaluate all such information and data and will ordinarily seek independent corroboration when Coco Partners considers it is appropriate and when such corroboration is reasonably available, Coco Partners may not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and in some cases, complete and accurate information may not be available. As Coco Partners has a controlling interest in the Company and may direct our activities according to such information, this risk extends to us as well.

The investment vehicle strategy may involve the acquisition of risky and troubled businesses and assets that would not produce any benefits to the Company.

The operating companies and assets that the Company intend to acquire through Coco Partners’s investment vehicle strategy may not generate sufficient revenue or cash flow to sustain their businesses or support our financial needs, nor is there a guarantee that such acquisition would produce the synergy expected to grow our businesses.  These companies may fail due to a variety of factors that are outside of our control, such as competition in the markets, mismanagement of personnel, lack of capital and funding and general economic conditions.  In addition, Coco Partners or we may not have adequate resources or expertise to execute a successful strategy to acquire, grow or expand the operating companies, or integrate the new operating companies with our existing business, which may  delay, reduce or eliminate our ability to benefit from the investment vehicle strategy.

Future issuances of our common stock by Coco Partners will be dilutive to existing stockholders.

Coco Partners currently holds the 7,625,000 shares of our common stock. It also has the option to purchase another 7,625,000 shares of common stock and holds the Warrant for the purchase of an additional 5,900,000 shares of common stock.  Coco Partners may decide to exercise its option to purchase and/or exercise the Warrant to acquire additional shares of our common stock.  The issuance of additional common stock will further dilute our stockholders. In addition, Coco Partners may in the future accord other rights to larger investors that are not given to all stockholders, which rights could have a further dilutive effect on our stockholders. Because the decision to issue securities in any future offering will depend on market conditions and other factors beyond the Company’s control, we cannot predict or estimate the amount, timing or nature of future offerings. Thus, our stockholders bear the risk of dilution by Coco Partners’ future offerings.

 Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth in Part I, Item 2 of this report relating to the Transaction is incorporated by reference into this Part II, Item 2.  In addition, the offer and sale of the shares of common stock and Warrant in the Transaction were made in reliance on the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.  Such offer and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Investor in connection with the offering.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.                Mine Safety Disclosures

Not Applicable

Item 5.                Other Information.

None.

Item 6.                Exhibits.

(a) Exhibits.

Exhibit	Item
10.1	Convertible Promissory Note in the amount of $55,500 dated March 17, 2015 in favor of Brooktide, LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 20, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: May 15, 2015	/s/ Robert Wallace
Robert Wallace, Chief Executive Officer

Date: May 15, 2015	/s/ Robert Wallace
Robert Wallace, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item
10.1	Convertible Promissory Note in the amount of $55,500 dated March 17, 2015 in favor of Brooktide, LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 20, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document