Form 10-Q
period 2015-06-30
ROKWADER, INC.
filed 2015-08-19
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

21900 Burbank Blvd., 3 rd Floor, Woodland Hills, CA 91367

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of August 17, 2015 was 18,201,110.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	JUNE 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)
CURRENT ASSETS:

Cash (Note 1)	$5,767,295	$7,514

TOTAL CURRENT ASSETS	5,767,295	7,514

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $11,274 and $9,430, respectively (Note 4)	43,725	45,570

TOTAL OTHER ASSETS	43,725	45,570

TOTAL ASSETS	$5,811,020	$53,084

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$200,633	$3,054
Accrued Interest Payable	—	61,060
Credit Card Payable	2,781	19,998
Related Party Convertible Notes Payable (Note 3)	—	385,000

TOTAL CURRENT LIABILITIES	203,414	469,112

TOTAL LIABILITIES	203,414	469,112

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of June 30, 2015 and December 31, 2014, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 18,201,110 shares issued and outstanding as of June 30, 2015 and 2,623,718 shares issued and outstanding as of December 31, 2014.	18,201	2,624
Additional Paid-In Capital	7,359,492	1,063,590
Accumulated Deficit	(1,770,087)	(1,482,242)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT) (Note 2)	5,607,606	(416,028)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,811,020	$53,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE	THREE	SIX	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2015	JUNE 30, 2014	JUNE 30, 2015	JUNE 30, 2014

REVENUE	$103	$259	$703	$341

EXPENSES
General and Administrative	250,400	66,020	288,548	110,672
TOTAL EXPENSES	250,400	66,020	288,548	110,672

NET LOSS	$(250,297)	$(65,761)	$(287,845)	$(110,331)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.02)	$(0.03)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	12,670,890	2,553,004	7,655,921	2,550,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	JUNE 30, 2015	JUNE 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287,845)	$(110,331)
Adjustments for non-cash items:
Amortization expense	1,845	1,913
Issuance of stock for services rendered	4,400	5,300

Changes in assets and liabilities:
Prepaid insurance	—	(1,584)
Accounts payable	207,158	700
Credit card payable	(17,217)	25,475
Accrued Interest Payable	(61,060)	8,652

Net Cash Used in Operating Activities	(152,719)	(69,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,600,000	—
Proceeds from issuance of note payable	312,500	60,000

Net Cash Provided by Financing Activities	5,912,500	60,000

NET (DECREASE)/ INCREASE IN CASH	5,759,781	(9,875)

CASH AT BEGINNING OF PERIOD	7,514	27,142

CASH AT END OF PERIOD	$5,767,295	$17,267

Cash Paid During the Period for:
Interest	$574	$10,219
Income taxes	$3,475	$4,675

Issuance of stock for interest payable	$61,060	$—
Forgiveness of notes payable	$62,778	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Rokwader, Inc. was organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). Substantially all of the business conducted by Rokwader is through Latigo, its wholly-owned subsidiary. In May and June 2015, the Company underwent a change of control when it sold an aggregate of 15,250,000 shares of its common stock, together with a warrant to purchase an additional 5,900,000 shares of its common stock to Coco Partners, LLC. As a result of this transaction and the change of control of the Company, our business strategies and plan of operations have evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle through Coco Partners.

BASIS OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Rokwader, Inc. and subsidiary. Inter-Company accounts and transactions have been eliminated.

GOING CONCERN AND PLAN OF OPERATION

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $1,770,087 as of June 30, 2015.

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

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the unaudited condensed consolidated financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2015 and December 31, 2014.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying unaudited consolidated condensed financial have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2014 of Rokwader, Inc. in our Form 10-K filed on March 10, 2015 with the SEC

CASH AND CASH EQUIVALENTS

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

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

No impairment loss on intangible assets was recognized for the six months ended June 30, 2015 and 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern ". The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements and disclosures.

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

NOTE 2 – STOCKHOLDERS’ DEFICIT

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of June 30, 2015:

June 30, 2015
Dividend Yield	0
Expected Volatility	278%
Risk-Free Interest Rate	0.47
Term in Years	1.5
Stock Price	0.65
Option Exercise Price	0.75

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.38
Term in Years	1.58
Stock Price	0.75
Option Exercise Price	0.75

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2014	325,000	$0.65	1.50	$191,323

Exercisable at June 30, 2015	—	—	—	—

As of June 30, 2015, all options are vested.

On February 18, 2015, the Company issued 317,392 shares of common stock valued at the price of $0.6177 in an agreement to convert $135,000 of the oldest notes payable and accrued interest of $61,060 which were owed to Mr. Yale Farar and Brooktide LLC. As the date herein, the average price between the “bid and “ask” price of the Company’s stock on the OTC:QB market was $0.42 per share.

On February 24, 2015, the Company issued 10,000 shares of common stock at the price of $0.44, for services rendered to Jeston Cade. The shares of common stock are restricted shares and were valued at the price of $0.44, the closing price on February 24, 2014 on the OTC:OB market as of the date hereof.

In May 2015, Coco Partners and the Company entered into an agreement pursuant to which Coco Partners would purchase (i) a maximum of 15,250,000 shares of our common stock and (ii) a warrant to purchase an aggregate of 5,900,000 shares of our common stock (the “Warrant”) for an aggregate maximum purchase price of $6,100,000  (the “Purchase Price”).   The Purchase Price is payable as follows: (a) $3,050,000 for 7,625,000 shares and the Warrant upon the closing (the “Closing”) and (b) an additional 7,625,000 shares for $3,050,000 on or before June 30, 2015.  The Closing occurred on May 7, 2015 and the Company received the initial purchase price of $3,050,000 and the second $3,050,000 for an additional 7,625,000 shares on June 30, 2015.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The Transaction resulted in a change of control of the Company.  With the purchase of the 15,250,000 shares, Coco Partners acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco Partners, was appointed Chief Executive Officer, Chief Financial Officer and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company but remains as a director and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

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

On April 16, 2015 Brooktide, LLC loaned the Company $7,000 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.47 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

As of May 4, 2015, Brooktide, LLC and the Company agreed that the loan of $55,500 entered into on March 17, 2015 and the loan of $7,000 entered into on April 16, 2015 be forgiven by Brooktide, LLC. Additionally, accrued interest payable in the amount of $278 was also forgiven by Brooktide, LLC. In accordance with FASB ASC 470-50-40 Debt Modifications and Extinguishments, the Company recorded this forgiveness of debt from a Related Party as a capital transaction and no gain was recognized on the Company’s consolidated statement of operations.

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

	June 30, 2015		December 31, 2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	15,000	5,870	15,000	5,297
Dorff's Writer's Share	40,000	5,404	40,000	4,133
	$55,000	$11,274	$55,000	$9,430

Following is a summary of the intangibles at the end of the years ending:

For the six months ended June 30, 2015 and the year ended December 31, 2014, amortization expense was $1,844 and $3,827, respectively.

Amortization of the remaining intangible assets is expected to be $15,237 from 2015 through 2019, and $28,489 in aggregate for years thereafter through 2032.

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

Corporate Overview

Since our acquisition of Latigo Shore Music, Inc. (“Latigo”) in 2007, our principal business objective has been to achieve long-term growth of Latigo’s music publishing business.  Latigo’s primary activity is the acquisition and exploitation of music copyrights for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 231 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (75).  Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stage of development, we have generated only a minimal amount of revenue from our operations.

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

Transactions with Coco Partners

In May 2015, Coco Partners and the Company entered into an agreement pursuant to which Coco Partners would purchase (i) a maximum of 15,250,000 shares of our common stock and (ii) a warrant to purchase an aggregate of 5,900,000 shares of our common stock (the “Warrant”) for an aggregate maximum purchase price of $6,100,000  (the “Purchase Price”).   The Purchase Price is payable as follows: (a) $3,050,000 for 7,625,000 shares and the Warrant upon the closing (the “Closing”) and (b) an additional 7,625,000 shares for $3,050,000 on or before June 30, 2015.  The Closing occurred on May 7, 2015 and the Company received the initial purchase price of $3,050,000 and the second $3,050,000 for an additional 7,625,000 shares on June 30, 2015.

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

The Transaction resulted in a change of control of the Company.  With the purchase of the 15,250,000 shares, Coco Partners acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco Partners, was appointed Chief Executive Officer, Chief Financial Officer and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company but remains as a director and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

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

As a small company we can operate with a creative hands-on approach to the selected few composers and songwriters that are part of our catalog. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and the administration of the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from two principal sources:

·	Mechanical: Latigo, as licensor receives royalties with respect to songs embodied in recordings sold in any format or configuration, including physical recordings (e.g. CD’s, DVD’s, video cassettes), online and wireless downloads.
·	Performance: Latigo, as licensor, receives royalties if the song is performed publicly through broadcast of music on television, radio, cable and satellite, live concert performances or other venues, such as nightclubs and stage theatrical productions.

In addition, we seek to provide creative services to commercial songwriters in music  publishing. We also intend to attend music award ceremonies and music and songwriters conventions to further market our catalog of songs. We believe that even with this additional marketing effort, our generation of revenues may remain minimal until we can raise more funds for more aggressive marketing activities.

Furthermore, we intend to fully explore the synergy and opportunities resulting from the Transaction as Coco Partners execute its investment strategy.   Future acquisitions under such strategy may provide us with greater access to capital to accelerate growth through the acquisition of existing music copyright catalogs with existing income streams, and provide strong financial support in establishing new songwriters.

Our expenses associated with our music publishing business for the quarter ended June 30, 2015, were $79,841.  We expect such expenses to increase as we continue to expand and grow the music business.

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

Through the end of this fiscal year, Coco Partners and we intend to pursue diligently the investment vehicle strategy.  As such, we expect our expenses to increase due to additional costs associated with the execution of such strategy, including additional legal, accounting and consulting fees.

Results of Operation for the six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015, the Company generated $703 of revenues from its music business compared to $341 revenues for the six months ended June 30, 2014.  During the six months ended June 30, 2015 and 2014, the Company incurred general and administrative expenses of $288,548 and $110,672, respectively. The general and administrative expenses for the six months ended June 30, 2015 included marketing, advertising and operational and production expenses of Latigo in the amount of $79,841 and professional and legal fees relating to the Transaction with Coco Partners, complying with the Company SEC reporting obligations and consulting fees of $150,000 relating to research, development and implementation of a unique investment strategy introduced to the Company by Coco Partners.

Equity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of June 30, 2015, we had an accumulated deficit of $1,770,087.  As of June 30, 2015, we had cash of $5,767,295 and a working capital of $5,563,881, compared to cash of $7,514 and a working capital deficit of $461,598 at June 30, 2014. The increase in the working capital was primarily due to the closing of the Transaction and the reduction of debt through the payment of notes to related parties.

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

On April 16, 2015 Brooktide loaned the Company $7,000 in accordance with a Subordinated Convertible Promissory Note (the “April 16, 2015 Note”) executed by the Company.  Pursuant to the terms of such note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.47 per share.  The April 16, 2015 Note is a demand note and may be paid at any time without premium or penalty.  The outstanding balance on such note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

On April 28, 2015, according to agreements between Brooktide and the Company, the principal balances under the Note ($55,500) and the April 16, 2015 Note ($7,000) were forgiven by Brooktide. Additionally, the accrued interest on the Note payable for the three months ended March 31, 2015 in the amount of $278 related to the Note was also forgiven by Brooktide.

As disclosed above, pursuant to the agreement for the Transaction, on May 7, 2015, the Company issued 7,625,000 shares of common stock and the Warrant in exchange for a cash payment of $3,050,000 from Coco Partners and on June 30, 2015 the Company issued an additional 7,625,000 shares for $3,050,000 in cash from Coco Partners.  The Company used some of the cash proceeds to pay off certain debts owed to related parties, including $250,000 for full satisfaction of certain debt owed to Brooktide, LLC and Mr. Yale Farar, and to use the remaining cash proceeds for general corporate purposes, including the expansion of the Latigo music publishing business and the investment strategy developed by Coco Partners.

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

Off-balance Sheet Arrangements

Since our inception through June 30, 2015, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015 and 2014, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The operating companies and assets that the Company intends to acquire through Coco Partners’ investment vehicle strategy may not generate sufficient revenue or cash flow to sustain their businesses or support our financial needs, nor is there a guarantee that such acquisition would produce the synergy expected to grow our businesses.  These companies may fail due to a variety of factors that are outside of our control, such as competition in the markets, mismanagement of personnel, lack of capital and funding and general economic conditions.  In addition, Coco Partners or we may not have adequate resources or expertise to execute a successful strategy to acquire, grow or expand the operating companies, or integrate the new operating companies with our existing business, which may delay, reduce or eliminate our ability to benefit from the investment vehicle strategy.

Future issuances of our common stock by Coco Partners will be dilutive to existing stockholders.

Coco Partners currently holds the 15,250,000 shares of our common stock. It also holds a Warrant for the purchase of an additional 5,900,000 shares of common stock.  Coco Partners may decide to exercise the Warrant to acquire additional shares of our common stock.  The issuance of additional common stock will further dilute our stockholders. In addition, Coco Partners may in the future accord other rights to larger investors that are not given to all stockholders, which rights could have a further dilutive effect on our stockholders. Because the decision to issue securities in any future offering will depend on market conditions and other factors beyond the Company’s control, we cannot predict or estimate the amount, timing or nature of future offerings. Thus, our stockholders bear the risk of dilution by Coco Partners’ future offerings.

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

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.                Mine Safety Disclosures

Not Applicable

Item 5.                Other Information.

None.

Item 6.                Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: August 18, 2015	/s/ Robert Wallace
Robert Wallace , Chief Executive Officer

Date: August 18, 2015	/s/ Robert Wallace
Robert Wallace , Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.