Form 10-Q
period 2015-09-30
ROKWADER, INC.
filed 2015-11-16
CIK 1322952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51867

ROKWADER, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	7929 (Primary Standard Industrial Classification Code Number)	73-1731755 (I.R.S. Employer Identification No.)

15466 Los Gatos Blvd. #109-352, Los Gatos, CA 95032

(Address of principal executive offices)

(408) 221-6900

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of November 12, 2015 was 18,201,110.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:

Cash (Note 1)	$5,243,711	$7,514

TOTAL CURRENT ASSETS	5,243,711	7,514

PROPERTY AND EQUIPMENT
Property and Equipment, Net of Accumulated Depreciation
of $404 and zero, respectively (Note 1 & 5)	9,384	—

TOTAL PROPERTY AND EQUIPMENT	9,384	—

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $12,197 and $9,430, respectively (Note 4)	42,803	45,570

TOTAL OTHER ASSETS	42,803	45,570

TOTAL ASSETS	$5,295,898	$53,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts Payable	$19,884	$3,054
Accrued Interest Payable	—	61,060
Accrued Expenses	5,700	—
Credit Card Payable	8,970	19,998
Related Party Convertible Notes Payable (Note 3)	—	385,000

TOTAL CURRENT LIABILITIES	34,554	469,112

TOTAL LIABILITIES	34,554	469,112

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares
were authorized as of September 30, 2015 and December 31, 2014,	—	—
none issued and outstanding.
Common Stock, $.001 par value, 50,000,000 shares
authorized, 18,201,110 shares issued and outstanding as
of September 30, 2015 and 2,623,718 shares issued and
outstanding as of December 31, 2014.	18,201	2,624
Additional Paid-In Capital	7,359,492	1,063,590
Accumulated (Deficit)	(2,116,349)	(1,482,242)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT) (Note 2)	5,261,344	(416,028)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$5,295,898	$53,084

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE	THREE	NINE	NINE
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014

REVENUE	$1,524	$197	$2,228	$538

EXPENSES
General and Administrative	344,321	239,542	637,695	350,214
TOTAL EXPENSES	344,321	239,542	637,695	350,214

OTHER INCOME
Interest Income	1,360	—	1,360	—
TOTAL OTHER INCOME	1,360	—	1,360	—

NET LOSS	$(341,437.00)	$(239,542)	$(634,107)	$(349,674)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.02)	$(0.09)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	18,201,110	2,558,718	11,209,611	2,553,517

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(634,107)	$(158,353)
Adjustments for non-cash items:
Amortization expense	2,767	2,870
Depreciation expense	404
Forgi veness of debt	62,778
Issuance of stock for services rendered	4,400	5,300

Changes in assets and liabilities:
Accounts payable	16,830	500
Accrued expenses	5,700	—
Credit card payable	(11,028)	16,168
Accrued Interest Payable	(61,060)	13,814

Net Cash Used for Operating Activities	(613,316)	(119,701)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of Property & Equipment (Note 6)	(9,788)	—

Net Cash Used for Investing Activities	(9,788)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	6,244,301	—
Proceeds from issuance of note payable	—	95,000
Repayment of related party note payable	(385,000)	—

Net Cash Provided by Financing Activities	5,859,301	95,000

NET (DECREASE)/ INCREASE IN CASH	5,236,197	(24,701)

CASH AT BEGINNING OF PERIOD	7,514	27,142

CASH AT END OF PERIOD	$5,243,711	$2,441

Cash Paid During the Period for:
Interest	$637	$16,003
Income taxes	$3,475	$4,675

Issuance of stock for interest payable	$61,060	$—

Forgiveness of notes payable	$62,778	$—

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although the Company has commenced operations, it has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $2,116,349 as of September 30, 2015.

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

For federal income tax purposes, substantially all expenses incurred prior to the commencement of operations must be deferred and then they may be written off over a 180-month period. Tax deductible losses can be carried forward for 20 years until utilized for federal tax purposes. The Company will provide a valuation allowance in the full amount of the deferred tax assets since there is no assurance of future taxable income. Additionally, the Company will reserve a portion of the deferred tax assets due to restrictions of tax benefits related to changes in ownership.

 ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2015 and December 31, 2014.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 of Rokwader, Inc. in our Form 10-K filed on March 10, 2015 with the SEC.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. As of September 30, 2015, and December 31, 2014 the Company had no cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

As of September 30, 2015, the Company had bank balances of $5,243,711 in two banks. The Company holds more than $250,000 in interest bearing accounts at one bank, thus there is a credit risk related to these cash deposits as of September 30, 2015 of $4,874,335 since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category.

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

No impairment loss on intangible assets was recognized for the nine months ended September 30, 2015 and for the year ended December 31, 2014.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Equipment 2-10 years

Furniture 2-10 years

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations of the period.

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

NOTE 2 – STOCKHOLDERS’ EQUITY (DEFICIT)

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of September 30, 2015:

September 30, 2015
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

As of September 30, 2015, all options are vested.

On February 18, 2015, the Company issued 317,392 shares of common stock valued at the price of $0.6177 in an agreement to convert $135,000 of the oldest notes payable and accrued interest of $61,060 which were owed to Mr. Yale Farar and Brooktide LLC. As the date herein, the average price between the “bid and “ask” price of the Company’s stock on the OTC:QB market was $0.42 per share.

On February 24, 2015, the Company issued 10,000 shares of common stock at the price of $0.44, for services rendered to Jeston Cade. The shares of common stock are restricted shares and were valued at the price of $0.44, the closing price on February 24, 2014 on the OTC:QB market as of the date hereof.

ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – STOCKHOLDERS’ DEFICIT (CONTINUED)

In May 2015, Coco Partners and the Company entered into an agreement pursuant to which Coco Partners would purchase (i) a maximum of 15,250,000 shares of our common stock and (ii) a warrant to purchase an aggregate of 5,900,000 shares of our common stock (the “Warrant”) for an aggregate maximum purchase price of $6,100,000 (the “Purchase Price”). The Purchase Price is payable as follows: (a) $3,050,000 for 7,625,000 shares and the Warrant upon the closing (the “Closing”) and (b) an additional 7,625,000 shares for $3,050,000 on or before June 30, 2015. The Closing occurred on May 7, 2015 and the Company received the initial purchase price of $3,050,000 and the second $3,050,000 for an additional 7,625,000 shares was received on June 30, 2015.

The terms of the Warrant provide that Coco Partners has the right to purchase, at any time after the Closing until April 1, 2020, up to (i) 5,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) 500,000 shares of our common stock at an exercise price of $1.000 per share and (iii) 400,000 shares of our common stock at an exercise price of $1.25 per share. The Warrant includes certain anti-dilution adjustments to the exercise prices in the event of payment of dividend, subdivision and combination with respect to outstanding shares of our common stock.

The Transaction resulted in a change of control of the Company. With the purchase of the 15,250,000 shares, Coco Partners acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Rober Wallace, who has a controlling interest in Coco Partners, was appointed Chief Executive Officer, Chief Financial Officer, and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company but remains as a director and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

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

Following is a summary of the intangibles at the end of the years ending:

	September 30, 2015		December 31, 2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	15,000	6,156	15,000	5,297
Dorff's Writer's Share	40,000	6,040	40,000	4,133
	$55,000	$12,196	$55,000	$9,430

For the nine months ended September 30, 2015 and the year ended December 31, 2014, amortization expense was $2,766 and $3,827, respectively.

Amortization of the remaining intangible assets is expected to be $14,313 from 2015 through 2019, and $28,491 in aggregate for years thereafter through 2032.

  ROKWADER, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

	September 30, 2015		December 31, 2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Depreciation	Amount	Depreciation
Property and Equipment
Musical Equipment	$4,692	$235	$—	$—
Computer Equipment	1,396	46	—	—
Office Furniture	3,700	123	—	—
	$9,788	$404	$—	$—

Depreciation expense for the nine month period ended September 31, 2015 was $404 and for the year ended December 31, 2014 was zero.

NOTE 6 - LEASES

The Company leases office space under a lease arrangement that is classified as an operating lease. The office space lease provides that the Company pay insurance, utilities and maintenance plus minimum monthly rentals of $1,161 at September 30, 2015. As of September 30, 2015, the Company had a one year office space lease extending through May 31, 2016. Minimum annual rental commitments under non-cancelable leases having initial or remaining lease terms in excess of one year, including the new facilities lease, are as follows:

September 30,	Amount
2015	$9,288
2016	—
2017	—
2018	—
2019	—
Thereafter	—
Total minimum future rental payments	$9,288

Total rental expenses for the nine months ended September 30, 2015 and 2014 were $7,453 and zero, respectively.

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

Corporate Overview

Since our acquisition of Latigo Shore Music, Inc. (“Latigo”) in 2007, our principal business objective has been to achieve long-term growth of Latigo’s music publishing business.  Latigo’s primary activity is the acquisition and exploitation of music copyrights for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 250 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (94).  Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stage of development, we have generated only a minimal amount of revenue from our operations.

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

Latigo Music Publishing Business

After the completion of the Transaction in May, 2015, our music publishing business continued uninterrupted.  The music publishing business includes copywriting musical compositions that are written by various songwriters and composers. Music publishers exploit the copyrights to produce revenues via sales of recordings and other musical usages such as commercials, radio plays and television shows.  We believe that emerging technologies and the introduction of innovative business relationships in the current market provides a unique opportunity for Latigo to expand its operations.  Revenues for Latigo should be realized through publishing income on copyrights that we acquire.  In the past we have mostly marketed our catalog through contacts and associates of our directors. We also retained musical consultants that will be marketing our songs for radio air play, for TV and radio commercials, for TV shows and for movies. These consultants are on month to month letter agreement with a small base pay and a commission override on songs actually distributed and generating revenues. There is no assurance that these consultants will be successful in placing our catalog songs for the generation of revenues.

As a small company we can operate with a creative hands-on approach to the selected few composers and songwriters that are part of our catalog. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and the administration of the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from two principal sources:

•·	Mechanical: Latigo, as licensor receives royalties with respect to songs embodied in recordings sold in any format or configuration, including physical recordings (e.g. CD’s, DVD’s, video cassettes), online and wireless downloads.
•·	Performance: Latigo, as licensor, receives royalties if the song is performed publicly through broadcast of music on television, radio, cable and satellite, live concert performances or other venues, such as nightclubs and stage theatrical productions.

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

Our expenses associated with our music publishing business for the quarter ended September 30, 2015, were $155,009.  We expect such expenses to increase as we continue to expand and grow the music business.

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

Results of Operation for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, the Company generated $2,228 of revenues from its music business compared to $538 revenues for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015 and 2014, the Company incurred general and administrative expenses of $637,695 and $350,214, respectively. The general and administrative expenses for the nine months ended September 30, 2015 included marketing, advertising and operational and production expenses of Latigo in the amount of $155,009 and professional and legal fees relating to the Transaction with Coco Partners, complying with the Company SEC reporting obligations and consulting fees of $341,813 and additional legal fees of $140,813 relating to research, development and implementation of a unique investment strategy introduced to the Company by Coco Partners.

Equity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of September 30, 2015, we had an accumulated deficit of $2,116,349.  As of September 30, 2015, we had cash of $5,243,711 and a working capital of $5,209,157, compared to cash of $2,441 and a working capital deficit of $427,465 at September 30, 2014. The increase in the working capital was primarily due to the closing of the Transaction and the reduction of debt through the payment of notes to related parties.

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

Off-balance Sheet Arrangements

Since our inception through September 30, 2015, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015 and 2014, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable for smaller reporting companies.

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

ROKWADER, INC.

Date: November 16, 2015	/s/ Robert Wallace
Robert Wallace , Chief Executive Officer

Date: November 16, 2015	/s/ Robert Wallace
Robert Wallace , Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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