Form 10-K
period 2015-12-31
ROKWADER, INC.
filed 2016-03-30
CIK 1322952

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-51867

ROKWADER, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	73-1731755
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

15466 Los Gatos Blvd., #109-352, Los Gatos, CA 95032

(Address of principal executive offices) (Zip Code)

(408) 429-8419

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2016 was $1,457,463.

As of March 28, 2016, there were 18,267,777 shares of Common Stock, $0.001 par value, outstanding.

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

History

ROKWADER, INC. (the “Company”), was organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). Substantially all of the business conducted by Rokwader is through Latigo, its wholly-owned subsidiary. In May and June 2015, the Company underwent a change of control when it sold an aggregate of 15,250,000 shares of its common stock, together with a warrant to purchase an additional 5,900,000 shares of its common stock to Coco Partners, LLC. As a result of this transaction and the change of control of the Company, our business strategies and plan of operations have evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle through Coco Partners.

Corporate Overview

Since our acquisition of Latigo Shore Music, Inc. in 2007, our principal business objective has been to achieve long-term growth of Latigo’s music publishing business.  Latigo’s primary activity is the acquisition and exploitation of music copyrights for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 263 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (107).  Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stage of development, we have generated only a minimal amount of revenue from our operations.

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

The Transaction resulted in a change of control of the Company.  With the purchase of the 15,250,000 shares, Coco Partners acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco Partners, was appointed Chief Executive Officer, Chief Financial Officer and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company but remained a director until December 21, 2015, when he resigned. Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

Business Strategy and Plan of Operations

As a result of the Transaction and the change in control of the Company, our business strategies and plan of operations have evolved into two segments: (i) to transform the Company into an investment and acquisition vehicle, in order to acquire operating earnings through acquisitions of operating businesses (“OPCOs”), in select industries and (ii) the continuation of the Latigo music publishing business.

Strategy and Operation as Investment Vehicle

The Transaction represents a first phase of a unique investment strategy developed by Coco Partners to use the Company as an acquisition vehicle to acquire equity stakes of other operating companies in order to add net operating income to the Company. .  The Company will serve as the investment vehicle to acquire operating businesses of certain consumer facing lifestyle businesses in the U.S. that the Company believes are being driven by identifiable economic and demographic trends. The Company intends to target operating companies that have demonstrated the ability to execute scalable business models, particularly those companies in which the real estate component of the business is mission critical to the business, and where such real estate assets may be used as part of an OPCO-PROPCO strategy, to provide part of the financing for the acquisitions of the underlying operating business (“OPCOs”).

The Company will seek to acquire equity stakes in operating companies with an asymmetrical risk/reward profile where we can accelerate growth, amplify valuation and create liquidity. The Company intends to partner with senior management that are leaders in their industry with deep domain expertise and proven, scalable business models. In some cases, the Company will identify a talented operator with deep domain expertise and build a platform around the operator upon identifying a platform acquisition.  We believe that serving as an investment vehicle for such strategy would benefit the Company by enhancing our ability to generate revenue and net income, and providing more predictable financing as the Company’s credibility and financial stability become more secured.

On February 19, 2016, we announced a Letter of Intent (“LOI”) to acquire a leading express car wash platform with 11 locations. This announcement represents the initial industry opportunity that we are intending to execute a consolidation strategy. The “Express Car Wash” model has been disruptive to the car wash industry in general, pressuring the “Full Serve” model due to price and convenience, and becoming crippling competition to the self-serve, or “Wand Wash” sector. Full serve car washes have adapted with a competitive strategy known as “Flex”, whereby a customer, can, for a reduced rate, get an exterior wash only, just as an “Express” offer. An express car wash allows a driver to remain in the car, while it moves through a tunnel about 120-150 feet in length, providing a quality external wash. Vacuum stations are available for customers to do self-serve vacuuming at no additional charge. The advantage of the express model to the customer is speed, convenience and price, while the advantage to the operator is the minimal number of employees required to operate it (usually 2-3), due to the automation and self-serve nature of the units, and low fixed costs, which results in high net margins.

The two fundamental economic drivers to an express car wash are the number of cars washed per month, and the average sales price (“ASP”) per wash. Net margins are a function of the number of cars washed per month and ASP. Loyalty programs, common to the industry have the effect of increasing both metrics that affect margin. Consolidation can have a significant effect on both price and volume.

Small car wash operators do not usually possess the scale to have a voice in the market, and therefore usually compete on price alone. In markets that have numerous small 1-4 unit owners, consolidating the market with significant market share has the added benefit of using brand preference and market share to become the price leader, which can lift the whole market, as price competition among lots of small owners is replaced by small owners pricing off the leader.

The Company has identified Express and Flex car wash operators in select MSAs that we believe can be acquired, in clusters within the select markets, which we believe is key to consolidating the industry. The Company formed a private subsidiary, Acquisition Corporation (“CW” or “Acquisition Subsidiary”) to be used to acquire the operating car wash platform (“CW Platform”) currently under LOI. CW intends to acquire the Car Wash portfolio, for cash initiating the consolidation strategy of the car wash industry in select Metropolitan Strategic Areas (“MSA”s). Future acquisitions will be pursued to grow CW, with flexible financial options for funding, including sale-leaseback, cash and possibly shares of CW as acquisition currency, depending on needs of sellers.

 The Company intends to acquire the car washes in its existing Acquisition Subsidiary, and the board of directors of the Company has authorized the Company to invest cash in the Acquisition Subsidiary in exchange for shares of capital stock in the Acquisition Subsidiary, for the purpose of funding the acquisition of the first car wash portfolio, as described below. The Company believes it will need to raise additional capital in the Acquisition Subsidiary in order to meet its goal of making acquisitions of several additional car washes in the target MSAs.

For the acquisition currently under LOI, it is the intent for CW to acquire 5 of the mature locations of the CW Platform, which generated EBITDA of approximately $1.6 million in FYE 2015. The remaining 6 locations are expected to be acquired under forward purchase contracts at a fixed multiple of EBITDAR. As the new sites mature to stabilized profitability, CW intends to exercise its right to acquire the sites. The 6 forward purchase sites are expected to generate similar results as the first 5 locations in annual EBITDA at the time of acquisition exercise. All of the acquisitions are subject to final due-diligence and definitive agreements (“Definitive Documents”). There is no assurance that the acquisition will be completed or if completed that future operational results will be consistent with prior results of operations.

Through the end of this fiscal year, we intend to pursue diligently the investment vehicle strategy with a particular focus on the car wash consolidation.  As such, we expect our expenses to increase due to additional costs associated with the execution of such strategy, including additional legal, accounting and consulting fees.

Latigo Music Publishing Business

After the completion of the Transaction in May 2015, our music publishing business continued uninterrupted.  The music publishing business includes copywriting musical compositions that are written by various songwriters and composers. Music publishers exploit the copyrights to produce revenues via sales of recordings and other musical usages such as commercials, radio plays and television shows.  We believe that emerging technologies and the introduction of innovative business relationships in the current market provides a unique opportunity for Latigo to expand its operations.  Revenues for Latigo should be realized through publishing income on copyrights that we acquire.  In the past we have mostly marketed our catalog through contacts and associates of our directors. We have two musical consultants that are marketing our songs for radio air play, for TV and radio commercials, for TV shows and for movies. These consultants are on month to month letter agreement with a small base pay and a commission override on songs actually distributed and generating revenues. There is no assurance that these consultants will be successful in placing our catalog songs for the generation of revenues.

As a small company we can operate with a creative hands-on approach to the selected few composers and songwriters that are part of our catalog. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and the administration of the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from two principal sources:

• ·	Mechanical: Latigo, as licensor receives royalties with respect to songs embodied in recordings sold in any format or configuration, including physical recordings (e.g. CD’s, DVD’s, video cassettes), online and wireless downloads.
• ·	Performance: Latigo, as licensor, receives royalties if the song is performed publicly through broadcast of music on television, radio, cable and satellite, live concert performances or other venues, such as nightclubs and stage theatrical productions.

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

One of Latigo’s assets is a music catalog (the "Latigo Catalog") that was acquired as part of our acquisition of Latigo on April 23, 2007.  The current Latigo catalog (including copyrights and publishing rights) consists of 263 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (107). Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo.  Other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer.  Other songwriters also sometimes have their own publishing designees.

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

In March, 2014, the Company signed Jeston Cade to a worldwide exclusive songwriting agreement. Under the agreement 100% of the copyright music publishing interest will belong to Latigo. Through December 31, 2015, Mr. Cade has by himself or in collaboration with others written 107 songs that have been added to the Latigo catalog. The agreement was for one year with two one year options. The Company has exercised its option for another year. We are currently promoting several of Mr. Cade’s songs and although they are currently being well received in the industry there is no assurance that they will be successful.

We have also begun to receive minimal royalties (revenues) from the Latigo acquisition of the Gary Harju music catalog in December, 2010.  The Gary Harju acquisition is helping to diversify our existing music catalog to give us a broader based platform going forward.  This catalog acquisition consists of all right, title and interest in 50 musical compositions from the Gary Harju music catalog to the extent of his writer's and publisher's share.  The total catalog (including copyrights and publishing rights) consists of original songs written in whole or in part by Gary Harju. It is important to note that some of the songs are co-written by other songwriters and the other songwriters and their publishing designees own the balance of the percentages of these songs.  Rokwader owns 100% of Mr. Harju’s writer’s share of the royalties. Songwriting is collaborative, so other co-writers usually have their own music publisher who collects their royalties, in addition to the writer’s receipt of monies from his own performing rights organization. Latigo collects only the income attributable to its writer’s co-writing share. This is standard procedure in the music industry since many songs are collaborations of more than one writer." Our total catalog, including the Latigo and Harju Catalog, consists of 263 songs of which we own 100% of the writers share. In addition, we own between 16.67% and 100% of the publishing rights of the songs in the catalog. Through December 31, 2015, we have received $2,342 in royalties and fees from all of our catalog’s songs.

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

Music Industry Overview

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

Almost all of our competitors offer a wider range of services and have greater name recognition and more extensive artist base and marketing outlets for their products than Latigo. We compete with other well-known music companies and music publishers to identify and sign new artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. Our music publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. We are also dependent on securing artists that appeal to the music buying customers, and the competition with other music companies for such talent is intense.

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

Employees

As of December 31, 2015, we had one employee. The Company utilizes various independent contractors for marketing and accounting services.

Item 1A.	Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

Concentration of ownership will allow one shareholder to control Rokwader’s business

Coco Partners, of which our President is the majority owner, is the largest shareholder of Rokwader, currently owning approximately 87% of the outstanding stock of Rokwader. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the present management will be able to maintain their positions as Directors and effectively operate Rokwader’s business, regardless of other investors’ preferences.

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

The success of Rokwader’s plan of operation in the music and entertainment business will depend to a great extent on the operations, financial condition and management of its sole subsidiary Latigo. Latigo does not have an established operating history. The music and entertainment industry is a very speculative one with changing trends, music and movie themes, contemporary issues, age and gender preferences and other factors determining the success or failure of various types of music, theatre and movies. Consequently, there is no assurance that the interest in the musical catalogue or master recordings currently owned by Latigo will find a significant audience or be commercial successes. Therefore, the success of our operations will be dependent upon management of Latigo’s business and numerous other factors beyond our control.

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

Although we are seeking to invest in other business, currently, Latigo is our sole operating business. Accordingly, the prospects for our success are entirely dependent upon the future performance of a single business in the music/entertainment industry. Unlike other entities with resources to consummate several business combinations or entities operating in multiple industries, we do not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Consequently, our business is subject to the variable and speculative nature of the music/entertainment business. There is no assurance that our musical inventory, theatrical productions or future artists will achieve a commercially viable audience.

There is intense competition in Latigo's industry which may adversely affect the music business operations of Rokwader.

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

Our corporate and operational offices are located at 15466 Los Gatos Blvd., #109-352, Los Gatos, CA 95032. The office was rented on a year lease commencing September 30, 2015 for $1,161.00 per month. In addition, music studio facilities, if needed, are provided to us at no cost to the Company by Mr. Dorff, the Director and President of Latigo. We believe these spaces are currently adequate and plans to move to expanded office space are contingent upon raising additional capital, increasing revenues and the hiring of additional employees.

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

Fiscal Year Ending December 31, 2013	High Bid	Low Bid

Quarter Ended March 31, 2013	$0.50	$0.50
Quarter Ended June 30, 2013	$0.50	$0.40
Quarter Ended September 30, 2013	$0.40	$0.40
Quarter Ended December 31, 2013	$0.51	$0.30

Fiscal Year Ending December 31, 2014

Quarter Ended March 31, 2014	$0.40	$0.40
Quarter Ended June 30, 2014	$0.40	$0.40
Quarter Ended September 30, 2014	$0.45	$0.40
Quarter Ended December 31, 2014	$0.45	$0.40

Fiscal Year Ending December 31, 2015

Quarter Ended March 31, 2015	$0.44	$0.40
Quarter Ended June 30, 2015	$0.54	$0.44
Quarter Ended September 30, 2015	$0.74	$0.51
Quarter Ended December 31, 2015	$0.78	$0.25

Fiscal Year Ending December 31, 2016

January thru March 28, 2016	$0.51	$0.51

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

Common Stock Currently Outstanding

As of March 28, 2016, 18,267,777 shares were issued and outstanding.

Holders

As of the date of this Report, we had 68 stockholders of record of our common stock.

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

Plan of Operations

Our principal business objective for the next 12 months will be to achieve long-term growth through Latigo, our wholly-owned subsidiary and to transform the Company into an investment and acquisition vehicle, in order to acquire operating earnings through acquisitions of operating businesses (“OPCOs”), in select industries

Rokwader completed the acquisition of all of the issued and outstanding capital stock of Latigo on April 23, 2007. Latigo’s primary activity is the development of a production company for the purpose of creating viable entertainment assets. One of Latigo’s major functions will be to discover new musical talent. With the new talent, Latigo can make Master quality recordings and function as a conduit either selling or leasing such recordings to major record companies and distributors. Latigo would pay the costs of producing three or four songs per artist, garnering enough interest to then have a major label pick up the remaining costs to finish the project.

Latigo is also interested in acquiring music catalogues. Latigo acquired a 50% interest in its first music catalogue consisting of 106 songs. Latigo hopes to be able to receive publishing fees on the copyrights as other singers, movies, television, or other theatrical outlets utilize the songs in the catalogue.

Latigo’s expenses associated with its business through December 31, 2015, were $ 212,850. Steve Dorff has a fully equipped recording studio where Master Recordings and demos can be produced. From the current interest in Andrew Dorff’s recordings and in the 263 song musical catalogue, Latigo projects minimal revenues to commence in the second quarter of 2016.

During the years ended December 31, 2015 and 2014, the Company had revenues of $2,342 and $403, respectively. During the years ended December 31, 2015 and 2014, the Company incurred net losses of $(744,696) and $(256,703), respectively. As of December 31, 2015, the Company had stockholders’ equity of $5,200,755.

Equity and Capital Resources

We have incurred losses since inception of our business (March 18, 2005), and as of December 31, 2015, we had an accumulated deficit of $2,226,838. As of December 31, 2015, we had cash of $5,165,219 and working capital of $5,150,265.

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2015, we have not engaged in any off-balance sheet arrangements.

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

ROKWADER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Rokwader, Inc.

We have audited the accompanying consolidated balance sheets of Rokwader, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, consolidated change in stockholders’ deficit and consolidated statements of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Anton & Chia, LLP

Newport Beach, CA

March 30, 2016

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	DECEMBER 31,	DECEMBER 31,
CURRENT ASSETS:	2015	2014

Cash (Note 1)	$5,165,219	$7,514

TOTAL CURRENT ASSETS	5,165,219	7,514

PROPERTY AND EQUIPMENT
Property and Equipment, Net of Accumulated Depreciation of $893 and zero, respectively (Note 1 & 5)	8,895	—

TOTAL PROPERTY AND EQUIPMENT	8,895	—

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $13,120 and $9,430, respectively (Note 4)	41,880	45,570

TOTAL OTHER ASSETS	41,880	45,570

TOTAL ASSETS	$5,215,994	$53,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Accounts Payable	$6,600	$3,054
Accrued Interest Payable	—	61,060
Accrued Expenses	5,700	—
Credit Card Payable	2,654	19,998
Related Party Convertible Notes Payable (Note 3)	—	385,000

TOTAL CURRENT LIABILITIES	14,954	469,112

OTHER LIABILITIES
Deferred Tax Liability (Note 1 &7)	285	—

TOTAL OTHER LIABILITIES	285	—

TOTAL LIABILITIES	15,239	469,112

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of December 31, 2015 and December 31, 2014, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 18,267,777 shares issued and outstanding as of December 31, 2015 and 2,623,718 shares issued and outstanding as of December 31, 2014.	18,267	2,624
Additional Paid-In Capital	7,409,426	1,063,590
Accumulated (Deficit)	(2,226,938)	(1,482,242)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT) (Note 2)	5,200,755	(416,028)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$5,215,994	$53,084

The accompanying notes are an integral part of these consolidated financial statements

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014

REVENUE	$2,342	$403

EXPENSES
General and Administrative	749,944	223,096
Stock Compensation Expense	—	34,010
TOTAL EXPENSES	749,944	257,106

OTHER INCOME
Interest Income	2,906	—
TOTAL OTHER INCOME	2,906	—

NET LOSS	$(744,696)	$(256,703)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,020,859	2,557,526

The accompanying notes are an integral part of these consolidated financial statements

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE, DECEMBER 31, 2013	2,548,718	$2,549	$995,105	$(1,225,539)	$(227,885)

Issuance of Common Stock on
May 22, 2014 (Note 2)	10,000	10	5,290		5,300

Issuance of Common Stock on
December 17, 2014 (Note 2)	65,000	65	29,185		29,250

Stock based compensation expense			34,010		34,010

Net Loss	—	—	—	(256,703)	(256,703)
BALANCE, DECEMBER 31, 2014	2,623,718	$2,624	$1,063,590	$(1,482,242)	$(416,028)

Conversion of Debt into Common Stock
February 18, 2015 (Note 2)	317,392	317	195,743		196,060

Issuance of Common Stock on
February 24, 2015 (Note 2)	10,000	10	4,390		4,400

Forgiveness of Debt on April 28, 2015 (Note 3)			62,778		62,778

Issuance of Common Stock on
May 4, 2015 (Note 2)	15,250,000	15,250	6,032,991		6,048,241

Issuance of Common Stock on
December 21, 2015 (Note 2)	66,667	66	49,934		50,000

Net Loss	—	—	—	(744,696)	(744,696)
BALANCE, DECEMBER 31, 2015	18,267,777	$18,267	$7,409,426	$(2,226,938)	$5,200,755

The accompanying notes are an integral part of these consolidated financial statements

ROKWADER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(744,696)	$(256,703)
Adjustments for non-cash items:
Amortization expense	3,690	3,827
Depreciation expense	893	—
Non-cash stock compensation expense	—	34,010
Issuance of stock for services rendered	4,400	—

Changes in assets and liabilities:
Accounts payable	3,546	3,054
Accrued expenses	5,700	—
Credit card payable	(17,344)	17,195
Accrued Interest Payable	(61,060)	19,439

Deferred Tax Liability (Note 7)	285	—

Net Cash Used for Operating Activities	(804,586)	(179,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property & Equipment (Note 5)	(9,788)	—

Net Cash Used for Investing Activities	(9,788)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	6,357,079	34,550
Proceeds from issuance of note payable	—	125,000
Repayment of related party note payable	(385,000)	—

Net Cash Provided by Financing Activities	5,972,079	159,550

NET (DECREASE)/ INCREASE IN CASH	5,157,705	(19,628)

CASH AT BEGINNING OF PERIOD	7,514	27,142

CASH AT END OF PERIOD	$5,165,219	$7,514

Cash Paid During the Period for:
Interest	$818	$22,139
Income taxes	$5,075	$4,275

Non cash transaction

Issuance of stock for interest payable	$61,060	$—

Forgiveness of notes payable	$62,778	$—

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

For federal income tax purposes, substantially all expenses incurred prior to the commencement of operations must be deferred and then they may be written off over a 180-month period. Tax deductible losses can be carried forward for 20 years until utilized for federal tax purposes. The Company will provide a valuation allowance in the full amount of the deferred tax assets since there is no assurance of future taxable income. Additionally, the Company may reserve a portion of the deferred tax assets due to restrictions of tax benefits related to changes in ownership.

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2015 and December 31, 2014.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

As of December 31, 2015, the Company had bank balances of $5,165,219 in two banks. The Company holds more than $250,000 in interest bearing accounts at one bank, thus there is a credit risk related to these cash deposits as of December 31, 2015 of $4,849,763 since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

No impairment loss on intangible assets was recognized for the years ended December 31, 2015 and 2014, respectively.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. For public entities, the amendments in ASU 2015-17 will be effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. For all other entities, thee amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company is currently assessing this guidance for future implementation.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis. ASU 2015-02 change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update affect the following areas: (1) Limited partnerships and similar legal entities, (2) Evaluating fees paid to a decision maker or a service provider as a variable interest, (3) The effect of fee arrangements on the primary beneficiary determination, (4) The effect of related parties on the primary beneficiary determination, and (5) Certain investment funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is currently assessing this guidance for future implementation.

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

The following assumptions were used to determine the fair value of the options as of December 31, 2015:

December 31, 2015
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.49
Term in Years	1
Stock Price	0.40
Option Exercise Price	0.75

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.38
Term in Years	1.58
Stock Price	0.75
Option Exercise Price	0.75

NOTE 2 – STOCKHOLDERS’ DEFICIT (CONTINUED)

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2014	325,000	$0.65	1.50	$191,323

Granted	5,900,000	$0.68	4.25	$—
Exercised	(66,667)	$0.75	—	$—
Exprired/Cancelled	—	$—	—	$—
Outstanding at December 31, 2015	6,158,333	$0.68	4.10	$—

Exercisable at December 31, 2015	6,158,333	$0.68	4.10	$—

As of December 31, 2015, all options are vested.

On December 21, 2015, Brooktide, LLC exercised 66,667 of its vested stock options. The Company issued 66,667 shares of its common stock at an exercise price of $0.75 per share for a total of $50,000.

On December 22, 2015, the Company extended its remaining 258,333 outstanding stock options through December 31, 2016.

On February 18, 2015, the Company issued 317,392 shares of common stock valued at the price of $0.6177 in an agreement to convert $135,000 of the oldest notes payable and accrued interest of $61,060 which were owed to Mr. Yale Farar and Brooktide LLC. As the date herein, the average price between the “bid and “ask” price of the Company’s stock on the OTC:QB market was $0.42 per share.

On February 24, 2015, the Company issued 10,000 shares of common stock at the price of $0.44, for services rendered by Jeston Cade. The shares of common stock are restricted shares and were valued at the price of $0.44, the closing price on February 24, 2014 on the OTC:OB market as of the date hereof.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Transaction resulted in a change of control of the Company. With the purchase of the 15,250,000 shares, Coco Partners acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco Partners, was appointed Chief Executive Officer, Chief Financial Officer, and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company and director of the Board and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

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

Following is a summary of the intangibles at the end of the years ending:

	December 31, 2015		December 31, 2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	15,000	6,442	15,000	5,297
Dorff's Writer's Share	40,000	6,678	40,000	4,133
	$55,000	$13,120	$55,000	$9,430

For the years ended December 31, 2015 and 2014, respectively, amortization expense was $3,690 and $3,827, respectively.

Amortization of the remaining intangible assets is expected to be $16,397 from 2016 through 2020, and $25,483 in aggregate for years thereafter through 2032.

NOTE 5 – PROPERTY AND EQUIPMENT

	December 31, 2015		December 31, 2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Depreciation	Amount	Depreciation
Property and Equipment
Musical Equipment	$4,692	$469	$—	$—
Computer Equipment	1,396	116	—	—
Office Furniture	3,700	308	—	—
x	$9,788	$893	$—	$—

Depreciation expense for the years ended December 31, 2015 and 2014, respectively, was $893 and zero.

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

December 31,	Amount
2016	$5,805
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total minimum future rental payments	$5,805

Total rental expenses for the years ended December 31, 2015 and 2014, respectively, were $14,007 and zero.

NOTE 7 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

	2015	2014
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	243	—
State	42	—
	285	—

Total	$285	$—

NOTE 7 – INCOME TAXES (CONTINUED)

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	2015	2014
Federal Statutory Rate	34%	34%
Valuation Allowance Adjustment	-34%	-34%
Effective Rate	0%	0%

State Statutory Rate	8.84%	8.84%
Valuation Allowance Adjustment	-8.84%	-8.84%
Effective Rate	0.00%	0.00%

Deferred income tax liabilities (assets) are as follows:

	2015	2014

Deferred income tax liabilities:
Property, Plant and Equipment	285	—
	285	—

Deferred income tax assets:
Start-Up Expenses	(50,792)	(58,614)
Intangible Assets	(10,601)	(12,147)
Net Operating Loss Carryforward	(745,490)	(426,374)
Charitable Contributions Carryforward	(199)	—
Accrued Interest Payable	—	(24,323)
Less Valuation Allowance	807,082	521,458
	—	—

Total Deferred Taxes	$285	$—

As of December 31, 2015, the Company had incurred $300,000 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $113,500 amortizable over 15 years.

Additionally, the Company has net operating loss carry forwards of approximately $1,854,900 and $1,968,200 for both federal and state purpose, respectively. These federal and state carry forwards are scheduled to expire beginning 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2011 and by the Franchise Tax Board for years prior to 2010. There could be certain limitation, imposed by Internal Revenue Code Section 382, on the utilization of these loss carry forwards if there were more than a 50 percent change of control. The Company has recorded a deferred tax asset of $807,100 and a deferred tax liability of $300. As of December 31, 2015, the Company established a valuation allowance of $806,800 to fully offset the deferred tax asset and deferred tax liability based on a brief history of operations.

NOTE 8 – SUBSEQUENT EVENTS

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of four members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Robert Wallace	65	CEO, CFO, Secretary and Director	2015
Steve Dorff	65	Director and President of Latigo Shore Music, Inc.	2007
Wyatt Wachtel	44	Director	2015
Gordon Smith	61	Director	2015

Mr. Wallace was appointed to the Board and appointed CEO, CFO and Secretary of the Company in May, 2015, in accordance with a Securities Purchase Agreement wherein he purchased 15,250,000 shares of the Company’s common stock. Mr. Wallace is the Founder, the Advisor, and currently serves on the Board of Directors of, Life Storage, L.P., a real estate platform company focused on the self-storage sector. Prior to that, Mr. Wallace has been an entrepreneur who has assisted or founded a number of private companies that have scaled rapidly, completed IPO, merger or acquisition exits. Mr. Wallace also previously served on the board of directors of certain of these companies subsequent to their public offerings, including Media Arts Group Inc., Zycon Corp., and International Family Entertainment, KMCI and Mr. Coffee. In addition, Mr. Wallace was appointed to serve on a Steering Committee of Interco, to direct its exit from bankruptcy. Mr. Wallace has also served on various non-profit, private school, and university boards.

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

Wyatt Wachtel is a Managing Director of York Capital Management ("York"). York, with approximately $14 billion in Assets Under Management (“AUM”), primarily invests in event driven strategies, by investing in companies undergoing merger and acquisitions, distressed and restructuring situations, special situation equities, including spin-offs, split-ups, bond, warrant and option transactions. Prior to joining York, from June of 2012 to Jan. 2015, Wyatt provided advisory services to York through a consulting agreement via Solana Capital Management, LLC, m which he was the sole member. Wyatt focuses on structured credit investments, sub-performing mortgages, bank loans and other distressed opportunities. Prior to joining Solana Capital, Wyatt was a Senior Portfolio Analyst at Highland Capital Management, specializing in distressed investments and special situations. He also served as a Senior Associate in Private Finance at Allied Capital, and an Associate at Banc of America Securities, and an Associate in the Asset Securitization division of first Union Securities. Mr. Wachtel received a B.A. in Political Science at the University of California, an M.B.A. from the Goizueta Business School at Emory University, and J.D. from the Emory School of Law. York has offices in New York City, Singapore, Wash. DC., London, Moscow, and Hong Kong.

Gordon Smith is currently COO of Exact Staff, Inc., a staffing company he helped grow from start-up to a national company employing 20,000 people per year. He is also an executive officer of Vertis Capital Fund, a hedge fund that uses proprietary methodology to generate equity returns with reduced risk by exploiting tracking errors in leveraged and futures ETFs. Mr. Smith began his career at CBS owned and operated TV stations, and headed the finance operations, overseeing a $1 billion budget. He served on the Management Board of CBS/ FOX Studios, and CBS/MTM Studios. During his tenure, he also Executive Produced a feature film, acquired by Sony Pictures.

Subsequent to CBS, Mr. Smith became VP of IMG, where he developed and managed four business areas, including founding the home video business of IMG. Subsequent to IMG, Gordon acquired an entertainment and animation company, which after consummating a 130 television episode deal with Comedy Central and being nominated for two Ace Awards, he sold to a Utah based investment group. Subsequently, Gordon became president of Goldhil Home Media International, involved in the production, and distribution of a broad array of home media programs, including animation, entertainment, fitness, and special interest programming, such as the Teenage Mutant Ninja Turtles, Dragon Ball, Z, And Little House on the Prairie. Mr. Smith recently returned from residing in Hong Kong, and maintains business interests in the Asian distribution rights to four major entertainment libraries. Mr. Smith earned a B.S. with highest honors from University of California at Berkeley, and an M.B.A. from Harvard Business School. Mr. Smith also has served in certain non-profit groups, including Big Brothers, Harvard Business School Community Partners, The Special Olympics, and the Academy of Television Arts and Sciences.

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

The following table summarizes all compensation recorded by us in 2015, 2014 and 2013 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2015. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Wallace, CEO[1]	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yale Farar, President[2]	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Wallace was appointed CEO, CFO and Secretary in May 2015.
(2) Mr. Farar resigned as President in May 2015.

Mr. Wallace spends approximately 75% of his time on the business of the Company.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Options

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding option awards held by our officers and directors for the fiscal year ended December 31, 2015:

Name	No. of securities underlying exercised options (#)	No. of securities underlying unexercised options (#)	Equity incentive plan awards: No. of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	No. of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: No. of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steve Dorff, Director	—	25,000	—	$0.75	December 31, 2016	—	$—	—	$—

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

The following table lists, as of March 28, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of March 28, 2016, by the exercise of options or warrants. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner *	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Coco Partners, LLC (1) (2)	21,150,000	87.5%
Robert Wallace (2)	21,150,000	87.5%
Brooktide, LLC (3) (4)	1,556,892	8.4%
Steve Dorff (5) (6)	185,000	1.0%
Wyatt Wachtel
Gordon Smith
Officers and Directors (4 persons)	24,192,777	88.5%

*	The address for each person or entity listed on the table other than Brooktide, LLC and Yale Farar is c/o Rokwader, Inc., 15466 Los Gatos Blvd., Suite 109-352, Los Gatos, CA 95032.

(1)	Coco Partners, LLC is principally owned by and engages in investment and financial management for Mr. Wallace.

(2)	The amount of shares Beneficially Owned includes 5,900,000 shares exercisable by Coco Partners at prices between $0.60 and $1.25 per share, pursuant to a Warrant which terminates on April 1, 2020. These shares are held in the name of Coco Partners, LLC of which Mr. Wallace, Rokwader’s President and Director, is the sole Manager of Coco Partners, LLC. As the sole Manager, Mr. Wallace has Voting and Investment power over these shares.

(3)	The address for Brooktide, LLC is 123 West Nye Lane #510, Carson City, Nevada 89706. Brooktide, LLC is owned by, and engages in investment and financial management for Mr. Farar, a former officer and director of the Company.

(4)	The amount of shares Beneficially Owned includes 183,333 shares exercisable by Yale Farar\ at $0.75 per share, pursuant to an Option which terminates on December 31, 2016. These shares are held in the name of Brooktide, LLC of which Yale Farar is the sole Manager of Brooktide, LLC. As sole Manager, Mr. Farar has voting and investment power over these shares.

(5)	The amount of shares Beneficially Owned includes 25,000 shares exercisable by Mr. Dorff at $0.75 per share, pursuant to an Option which terminates on December 31, 2016.

(6)	Individual has sole voting and investment power over such shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

On February 18, 2015, the Company agreed to issue 317,392 shares of its common stock (the “Shares”) to Brooktide, LLC, an entity principally owned by Yale Farar, the former President, director and principal shareholder of the Company (the “Investor”) in consideration of the cancellation of debt owed to the Investor totaling $196,060. The Shares were issued to the Investor at approximately $0.6177 per share on the date that the average between the “bid” and “ask” price for the Company’s stock on the OTC:QB market was $0.42 per share.

On March 17, 2015 Brooktide, LLC, of which the former President of the Company is the managing member and principal owner, loaned the Company $55,500 in accordance with a Subordinated Convertible Promissory Note (“Note”) executed by the Company. Pursuant to the terms of the Note, this loan bears an interest rate equal to 6% per annum and is convertible at the option of the holder at any time into common stock of the Company at $0.47 per share. The Note is a demand note and may be paid at any time without premium or penalty. The outstanding balance on the Note is immediately due and payable without notice or demand, upon or at any time after the occurrence or existence of any one or more of the listed “Events of Default.” The proceeds of the Note were used to pay fees and expenses, to the extent such expenses are not deferred, and to continue to create viable entertainment assets in the music recording industry.

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

During 2015 and 2014, Anton and Chia, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2015, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015.

	Year ended December 31,
	2015	2014

Audit Fees	$5,500	$5,200

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$4,500	$3,120

Total	$10,000	$8,320

Pre-Approval Policy

 Our Board as a whole pre-approves all services provided by Anton and Chia, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Anton and Chia, LLP independence as our auditors.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

Exhibit	ITEM

2.1 C	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2	By-Laws

4.1(6)	Form of Warrant

10.1 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $35,000 dated April 1, 2013

10.2*	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated May 24, 2013

10.3 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated October 28, 2013

10.4 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $25,000 dated January 31, 2014

10.5 *	Exclusive Songwriter Agreement between the Company and Jess Boeschen dated March 1, 2014

10.6 *	Assignment Agreement and Addendum to Assignment Agreement between Dillonpark, LLC and Latigo Shore Music, Inc. dated January 24, 2013 and May 7, 2013, respectively.

10.7 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated May 22, 2014

10.8 *	Convertible Promissory Note between the Company and Brooktide in the amount of$30,000 dated July 29, 2014

10.9 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated October 30, 2014

10.10(5)	Securities Purchase Agreement dated April 28, 2015 between the Registrant and Coco Partners, LLC

10.11(6)	Escrow Agreement Dated May 7, 2015

10.12(7)	Convertible Note in the amount of $55,500 dated March 17, 2015 in favor of Brooktide, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed May 5, 2015
(6)	Filed as an exhibit to Registrant’s Form 8-K filed May 13, 2015
(7)	Filed as an exhibit to Registrant’s Form 8-K filed March 20, 2015

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2016.

ROKWADER, INC.

By:	/s/ Robert Wallace
Robert Wallace, CEO (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Robert Wallace	Dated: March 30, 2016
Robert Wallace
CEO (Principal Executive Officer), CFO (Principal Financial Officer) and Director

/s/ Wyatt Wachtel	Dated: March 30, 2016
Wyatt Wachtel
Director

/s/ Steve Dorff	Dated: March 30, 2016
Steve Dorff
Director and President of Latigo Shore Music, Inc.

/s/ Gordon Smith	Dated: March 30, 2016
Gordon Smith
Director

EXHIBIT INDEX

Exhibit	ITEM

2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

10.1 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $35,000 dated April 1, 2013

10.2*	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated May 24, 2013

10.3 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated October 28, 2013

10.4 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $25,000 dated January 31, 2014

10.5 *	Exclusive Songwriter Agreement between the Company and Jess Boeschen dated March 1, 2014

10.6 *	Assignment Agreement and Addendum to Assignment Agreement between Dillonpark, LLC and Latigo Shore Music, Inc. dated January 24, 2013 and May 7, 2013, respectively.

10.7 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated May 22, 2014

10.8 *	Convertible Promissory Note between the Company and Brooktide in the amount of$30,000 dated July 29, 2014

10.9 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated October 30, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.