Form 10-Q
period 2016-03-31
ROKWADER, INC.
filed 2016-05-23
CIK 1322952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes  ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of May 20, 2016 was 18,201,110.

  As used in this report, the term “the Company,” “we,” “us,” or “our” mean Rokwader, Inc., and its subsidiaries, unless the context clearly indicates otherwise.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	MARCH 31,	DECEMBER 31,
	2016	2015
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash (Note 1)	$5,028,846	$5,165,219

TOTAL CURRENT ASSETS	5,028,846	5,165,219

PROPERTY AND EQUIPMENT

Property and Equipment, Net of Accumulated Depreciation of $490 and $893, respectively (Note 1 & 4)	8,405	8,895

TOTAL PROPERTY AND EQUIPMENT	8,405	8,895

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization of $14,008 and $13,120, respectively (Note 3)	40,992	41,880

TOTAL OTHER ASSETS	40,992	41,880

TOTAL ASSETS	$5,078,243	$5,215,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$5,290	$6,600
Accrued Expenses	—	5,700
Credit Card Payable	—	2,654
TOTAL CURRENT LIABILITIES	5,290	14,954

OTHER LIABILITIES
Deferred Tax Liability (Note 1 & 6)	285	285

TOTAL OTHER LIABILITIES	285	285

TOTAL LIABILITIES	5,575	15,239

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of March 31, 2016 and December 31, 2015, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 18,267,777 shares issued and outstanding as of March 31, 2016 and December 31, 2015	18,267	18,267
Additional Paid-In Capital	7,409,426	7,409,426
Accumulated (Deficit)	(2,355,025)	(2,226,938)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT) (Note 2)	5,072,668	5,200,755

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$5,078,243	$5,215,994

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2016	MARCH 31, 2015

REVENUE	$112	$600

EXPENSES
General and Administrative	129,693	43,141
TOTAL EXPENSES	129,693	43,141

OTHER INCOME
Interest Income	1,494	1
TOTAL OTHER INCOME	1,494	1

NET LOSS	$(128,087)	$(42,540)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	18,267,777	2,775,834

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2016	MARCH 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,087)	$(42,540)
Adjustments for non-cash items:
Amortization expense	888	922
Depreciation expense	490	—
Issuance of stock for services rendered	—	4,400

Changes in assets and liabilities:
Accounts payable	(1,310)	2,066
Accrued expenses	(5,700)	—
Credit card payable	(2,654)	(17,400)
Accrued Interest Payable	—	150

Net Cash Used for Operating Activities	(136,373)	(52,402)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of note payable	—	55,500

Net Cash Provided by Financing Activities	—	55,500

NET (DECREASE)/ INCREASE IN CASH	(136,373)	3,098

CASH AT BEGINNING OF PERIOD	5,165,219	7,514

CASH AT END OF PERIOD	$5,028,846	$10,612

Cash Paid During the Period for:
Interest	$—	$—
Income taxes	$8,925	$3,475

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the Company), was organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). Substantially all of the business conducted by Rokwader is through Latigo, its wholly-owned subsidiary. In May and June 2015, the Company underwent a change of control when it sold an aggregate of 15,250,000 shares of its common stock, together with a warrant to purchase an additional 5,900,000 shares of its common stock to Coco Partners, LLC. As a result of this transaction and the change of control of the Company, our business strategies and plan of operations have evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle through its subsidiaries and through its principal shareholder Coco Partners.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and Subsidiaries. Inter-Company accounts and transactions have been eliminated.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2016 and December 31, 2015.

CASH

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

As of March 31, 2016, the Company had bank balances of $5,028,846 in two banks. The Company holds more than $250,000 in interest bearing accounts at one bank, thus there is a credit risk related to these cash deposits as of March 31, 2016 of $4,778,846 since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category.

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

No impairment loss on intangible assets was recognized for the three months ended March 31, 2016 and 2015, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 was issued as part of the Board’s Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, Accounting for Income Taxes, Classification of Excess Tax Benefits on the Statement of Cash Flows, Forfeitures, Minimum Statutory Tax Withholding Requirements, Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes, Practical Expedient- Expected Term, and Intrinsic Value. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently assessing this guidance for future implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments.

For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In addition to the changes outlined above, the previous accounting model for leveraged leases continues to apply only to those leveraged leases that commenced before the effective date of the guidance in this Update.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following:

  A public business entity
  A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market.
  An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC).

For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this Update is permitted for all entities. The Company is currently assessing this guidance for future implementation.

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

NOTE 2 – STOCKHOLDERS’ EQUITY DEFICIT

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2015	6,158,333	$0.68	4.10	$—

Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Exprired/Cancelled	—	$—	—	$—
Outstanding at March 31, 2016	6,158,333	$0.68	4.10	$—

Exercisable at March 31, 2016	6,158,333	$0.68	4.10	$—

As of March 31, 2016, all options are vested.

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

NOTE 3 – INTANGIBLES

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

	March 31, 2016		December 31, 2015
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangibles subject to amortization:
Harju Music Catalog	15,000	6,710	15,000	6,442
Dorff's Writer's Share	40,000	7,298	40,000	6,678
	$55,000	$14,008	$55,000	$13,120

For the three months ended March 31, 2016 and 2015, respectively, amortization expense was $888 and $922, respectively.

Amortization of the remaining intangible assets is expected to be $18,378 from 2016 through 2021, and $22,612 in aggregate for years thereafter through 2032.

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2016		December 31, 2015
	Gross	Accumulated	Gross	Accumulated
	Amount	Depreciation	Amount	Depreciation
Property and Equipment
Musical Equipment	$4,692	$704	$4,692	$469
Computer Equipment	1,396	186	1,396	116
Office Furniture	3,700	493	3,700	308
	$9,788	$1,383	$9,788	$893

Depreciation expense for the three months ended March 31, 2016 and 2015, respectively, was $490 and zero.

NOTE 5 - LEASES

The Company leases office space under a lease arrangement that is classified as an operating lease. The office space lease provides that the Company pay insurance, utilities and maintenance plus minimum monthly rentals of $1,161 at March 31, 2016. As of March 31, 2016, the Company had a one year office space lease extending through May 31, 2016. Minimum annual rental commitments under non-cancelable leases having initial or remaining lease terms in excess of one year, including the new facilities lease, are as follows:

December 31,	Amount
2016	$2,322
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total minimum future rental payments	$2,322

Total rental expenses for the three months ended March 31, 2016 and 2015, respectively, were $3,483 and zero.

NOTE 6 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of

The following:

	2015	2014
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	243	—
State	42	—
	285	—

Total	$285	$—

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	2015	2014
Federal Statutory Rate	34%	34%
Valuation Allowance Adjustment	-34%	-34%
Effective Rate	0%	0%

State Statutory Rate	8.84%	8.84%
Valuation Allowance Adjustment	-8.84%	-8.84%
Effective Rate	0.00%	0.00%

Deferred income tax liabilities (assets) are as follows:

	2016	2015

Deferred income tax liabilities:
Property, Plant and Equipment	285	—
	285	—

Deferred income tax assets:
Start-Up Expenses	(50,792)	(58,614)
Intangible Assets	(10,601)	(12,147)
Net Operating Loss Carryforward	(745,490)	(426,374)
Charitable Contributions Carryforward	(199)	—
Accrued Interest Payable	—	(24,323)
Less Valuation Allowance	807,082	521,458
	—	—

Total Deferred Taxes	$285	$—

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

NOTE 7 – SUBSEQUENT EVENTS

On May 2, 2016, Rokwader Acquisition Corporation, the Company’s wholly-owned subsidiary (“RAC”) acquired substantially all of the assets of five express car wash businesses (collectively the “Acquired Car Wash Businesses”) located in Arizona for a total consideration of $7,410,832, consisting of $3,968,224 in cash and 918,029 shares of RAC’s Class A Convertible Preferred Stock valued at $3.75 per share (the “Class A Preferred”). In addition to the Acquired Wash Businesses, RAC acquired an option to purchase the real estate associated with the Acquired Car Wash Businesses. RAC also, entered into forward purchase agreements to acquire another six express car washes (collectively the “Retained Car Wash Businesses”) in Arizona. Each proposed purchase by RAC is subject to the particular express car wash attaining certain financial performance metrics. There is no assurance that the performance requirements will be met and that any of the six express car washes will be acquired.

In connection with the acquisition of the car washes, on May 11, 2016, RAC changed its name to True Blue Car Wash Corp.

Furthermore, and in accordance with the purchase of the Acquired Car Wash Businesses, RAC, pursuant to Stock Purchase Agreement (“SPA”), acquired a management company that manages all eleven express car washes in exchange for up to 800,000 shares of our Class A Preferred. In connection with this acquisition, 400,000 shares of the Class A Preferred were issued at closing and 400,000 shares of the Class A Preferred will be issued if and when the Retained Car Wash Businesses are sold to RAC pursuant to the forward purchase agreements.

Separately, RAC also entered into a Letter of Intent to acquire an additional eleven car washes by another leading car wash platform in Arizona. The eleven car washes consist of nine mature operational sites and two sites currently in development. There is no assurance that RAC will be successful in completing the purchase of any of the eleven sites.

Management has evaluated subsequent events through the date of this report.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.   The terms “we” or the “Company” refers to Rokwader, Inc. and its consolidated subsidiaries.

Corporate Overview

Since our acquisition of Latigo Shore Music, Inc. (“Latigo”) in 2007, our principal business objective has been to achieve long-term growth of Latigo’s music publishing business.  Latigo’s primary activity is the acquisition and exploitation of music copyrights for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 263 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade 107. Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stage of development, we have generated only a minimal amount of revenue from our operations.

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

Our expenses associated with our music publishing business for the quarter ended March 31, 2016, were $128,087.  We expect such expenses to increase as we continue to expand and grow the music business.

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

Results of Operation for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016, the Company generated $112 of revenues from its music business compared to $600 revenues for the three months ended March 31, 2015.  During the three months ended March 31, 2016 and 2015, the Company incurred general and administrative expenses of $129,000 and $43,141, respectively. The general and administrative expenses for the three months ended March 31, 2016 included marketing, advertising and operational and production expenses of Latigo in the amount of $46,000  and professional and legal fees relating to complying with the Company’s SEC reporting obligations and consulting fees of $57,500.

Equity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of March 31, 2016, we had an accumulated deficit of $2,355,025.  As of March 31, 2016, we had cash of $5,028,846 and a working capital of $5,023,556, compared to cash of $10,612 and a working capital deficit of $302,756 at March 31, 2015. The increase in the working capital was primarily due to the closing of the Transaction and the reduction of debt through the payment of notes to related parties.

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

Off-balance Sheet Arrangements

Since our inception through March 31, 2016, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2016, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable for smaller reporting companies.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.                Mine Safety Disclosures

Not Applicable

Item 5.                Other Information.

On May 2, 2016, Rokwader Acquisition Corporation, the Company’s wholly-owned subsidiary (“RAC”) acquired substantially all of the assets of five express car wash businesses (collectively the “Acquired Car Wash Businesses”) located in Arizona for a total consideration of $7,410,832, consisting of $3,968,224 in cash and 918,029 shares of RAC’s Class A Convertible Preferred Stock valued at $3.75 per share (the “Class A Preferred”).

For further information regarding this transaction we refer you to our Form 8-K filed on May 6, 2016 with the SEC, which is hereby incorporated by reference.

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

  * Filed herewith.

** Submitted electronically herewith, attached as Exhibit 101 to this report formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: May 23, 2016	/s/ Robert Wallace
Robert Wallace , Chief Executive Officer

Date: May _23, 2016	/s/ Robert Wallace
Robert Wallace , Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith.

** Submitted electronically herewith, attached as Exhibit 101 to this report formatted in XBRL (Extensible Business Reporting Language).