Form 10-Q
period 2016-06-30
ROKWADER, INC.
filed 2016-10-11
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of September 26, 2016 was 18,267,777.

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

 PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	JUNE 30,	DECEMBER 31,
	2016	2015
CURRENT ASSETS:	(UNAUDITED)

Cash (Note 1)	$658,740	$5,165,219
Accounts Receivable	14,044	—
Prepaid Expenses	23,032	—
Related Party Receivables (Note 4)	598,096	—
Other Current Assets	83,088	—
TOTAL CURRENT ASSETS	1,377,000	5,165,219

PROPERTY AND EQUIPMENT
Property and Equipment, Net of Accumulated Depreciation of $27,888
and $893, respectively. (Note 1 & 6)	1,637,932	8,895

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $14,896 and $13,120, respectively (Note 5)	40,104	41,880
Trademarks (Note 5)	19,044	—
Goodwill (Note 5)	8,753,526	—
TOTAL OTHER ASSETS	8,812,674	41,880

TOTAL ASSETS	$11,827,606	$5,215,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Bank Overdraft	$33,662	$—
Accounts Payable	244,585	6,600
Accrued Expenses	120,478	5,700
Accrued Dividends Payable	32,954	—
Income Tax Payable (Note 1 & 11)	27,828	—
Credit Card Payable	11,919	2,654
Accrued Salaries, Wages and Benefits	39,059	—
Related Party Payables (Note 4)	35,067	—

TOTAL CURRENT LIABILITIES	545,552	14,954

OTHER LIABILITIES
Deferred Rent	67,934	—
Deferred Tax Liability (Note 1 & 11)	34,073	285

TOTAL OTHER LIABILITIES	102,007	285

TOTAL LIABILITIES	647,559	15,239

STOCKHOLDERS’ EQUITY:
Rokwader, Inc. Stockholders' Equity:
Preferred Stock, $.001 par value, 10,000,000 shares
were authorized as of June 30, 2016 and December 31, 2015,	$—	$—
none issued and outstanding.
Common Stock, $.001 par value, 50,000,000 shares
authorized, 18,267,777 shares issued and outstanding as
of June 30, 2016 and December 31, 2015.	18,267	18,267
Additional Paid-In Capital	7,409,426	7,409,426
Accumulated (Deficit)	(2,643,181)	(2,226,938)
Total Rokwader, Inc. Stockholders' Equity	4,784,512	5,200,755

Noncontrolling Interest in Net Assets of Subsidiary	6,395,535	—

TOTAL STOCKHOLDERS' EQUITY (Note 3)	11,180,047	5,200,755

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,827,606	$5,215,994
SEE ACCOMPANYING NOTES

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE	THREE	SIX	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2016	JUNE 30, 2015	JUNE 30,2016	JUNE 30, 2015

NET REVENUE	$1,449,817	$103	$1,449,929	$703

COST OF GOODS SOLD	(394,015)	—	(394,015)	—

GROSS PROFIT	1,055,802	103	1,055,914	703

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE	(688,178)	(250,400)	(817,871)	(288,548)
ACQUISITION RELATED EXPENSES	(607,832)	—	(607,832)	—
TOTAL OPERATING EXPENSES	(1,296,010)	(250,400)	(1,425,703)	(288,548)

LOSS FROM OPERATIONS	(240,208)	(250,297)	(369,789)	(287,845)

OTHER INCOME (EXPENSES)
Interest Income	724	—	2,218	—
Interest Expense	(38)	—	(38)	—
TOTAL OTHER INCOME (EXPENSES)	686	—	2,180	—

LOSS BEFORE INCOME TAXES	(239,522)	(250,297)	(367,609)	(287,845)

PROVISION FOR INCOME TAXES (Note 1 & 11)	(63,216)	—	(63,216)	—

NET LOSS	(302,738)	(250,297)	(430,825)	(287,845)

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	14,582	—	14,582	—

NET LOSS ATTRIBUTABLE TO
ROKWADER, INC.	$(288,156)	$(250,297)	$(416,243)	$(287,845)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.02)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC & DILUTED	18,267,777	12,670,890	18,267,777	7,655,921
SEE ACCOMPANYING NOTES

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2016	JUNE 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(430,825)	$(287,845)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation expense	$26,995	$—
Amortization expense	1,776	1,845
Issuance of stock for services rendered	—	4,400
Deferred rent	67,934	—

Changes in assets and liabilities:
Accounts receivable	(14,044)	—
Prepaid expenses	(23,032)	—
Other current assets	(83,088)	—
Accounts payable	237,985	207,158
Accrued expenses	97,472	—
Credit card payable	9,265	(17,217)
Accrued dividends payable to noncontrolling interest	32,954	—
Income tax payable	27,828	—
Accrued salaries, wages and benefits	39,059	—
Accrued interest payable	—	—
Deferred tax liability	33,788	(61,060)

Net Cash Provided by (Used in) Operating Activities	24,067	(152,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Related party receivables (Note 4)	(598,096)	—
Purchase of property and equipment (Note 2 & 6)	(3,968,225)	—

Net Cash Used for Investing Activities	(4,566,321)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	5,600,000
Bank overdraft	33,	—
Related party payables (Note 4)	35,067	—
Distribution to noncontrolling interest	(32,954)	—
Proceeds from issuance of note payable	—	312,500

Net Cash Provided by Financing Activities	35,775	5,912,500

NET (DECREASE)/ INCREASE IN CASH	(4,506,479)	5,759,781

CASH AT BEGINNING OF PERIOD	5,165,219	7,514

CASH AT END OF PERIOD	$65	$5,767,295

Cash Paid During the Period for:
Interest	$38	$574
Income taxes	$8,925	$3,475

Non-Cash Transactions:

Issuance of Subsidary Stock to Purchase of property
and equipment (Note 2)	(3,443,071)	—

Acquisition by Subsidary (Note 2)	(3,000,000)	—

Issuance of preferred stock by a subsidiary	6,443,071	—

Issuance of stock for interest payable	$—	$61,060

Forgiveness of notes payable	$—	$62,778
SEE ACCOMPANYING NOTES

 ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

ROKWADER, INC. (the “Company”), was organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). On April 30, 2016, on the Company’s subsidiaries, Rokwader Acquisition Corp. (“RAC”), acquired a number of car wash businesses in Arizona and entered into multiple agreements related to the acquisition of these businesses. With these acquisitions, the Company has entered the car wash market in Arizona where it plans to establish itself as the market share leader in that Metropolitan Statistical Area (“MSA”) in the car wash industry as its initial launch. With both of these acquisitions, the Company has moved from being a vehicle to acquire target companies to a Company with a fully operational business.

Prior to the acquisition of the car wash businesses by RAC, substantially all of the business conducted by Rokwader was through Latigo, its wholly-owned subsidiary. Subsequently, the Company’s business will be focused on growth through RAC and its car wash acquisitions.

In May and June 2015, the Company underwent a change of control when it sold an aggregate of 15,250,000 shares of its common stock, together with a warrant to purchase an additional 5,900,000 shares of its common stock to Coco Partners, LLC (“Coco”). As a result of this transaction and the change of control of the Company, our business strategies and plan of operations has evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle focused on RAC supported by Coco.

On May 11, 2016, RAC changed its name to True Blue Car Wash Corp (“True Blue”).

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s 2015 Annual Report on Form 10-K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

As of June 30, 2016 and December 31, 2015, the Company had bank balances of $658,740 and $5,165,219, respectively, in three banks. The Company holds more than $250,000 in interest bearing accounts at one bank, thus there is a credit risk related to these cash deposits as of June 30, 2016 of $385,820 and as of December 31, 2015 of $4,849,763, since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category.

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although, the Company has commenced operations, it has not generated significant revenues from operations to date. The Company has an accumulated deficit of $2,643,181 as of June 30, 2016.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources of, such additional financings and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements.

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

ACCOUNTS RECEIVABLE

The Company reports accounts receivable net of an allowance for doubtful accounts equal to the estimated collection losses to be incurred. Estimated losses are based on actual collection experience and management’s evaluation of the current status of existing receivables. The allowance for doubtful accounts is based on evaluation of various factors influencing the collectability of all receivables. Management anticipates no problems with collection and no allowance for doubtful accounts is considered necessary at June 30, 2016. There were no accounts receivable as of December 31, 2015.

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. No interest is charged on past-due receivables.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Machinery and Equipment	2-15 years
Furniture	2-10 years
Leasehold Improvements	15 years

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major improvements are capitalized. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations of the period. Depreciation expense for the six months ended June 30, 2016 was $26,995 and $893 for the year ended December 31, 2015.

BUSINESS COMBINATIONS

The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC Topic 805 related to Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The fair value of intangible assets is estimated using a cost, market or income approach. Goodwill represents the excess of the purchase price over the estimated fair values of net tangible and intangibles assets acquired. Finite-lived intangibles assets are amortized over their estimated useful lives using straight-line method.

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

GOODWILL AND INTANGIBLE ASSETS

As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, The Company tests Goodwill and other indefinite life intangible assets at least annually for impairment or when circumstances indicate an impairment may exist, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives. Intangible assets are reviewed, at least annually, for impairment, or when events or circumstances indicate their carrying amount may not be recoverable. Based on the review of the intangible assets, no impairment loss was recorded as of June 30, 2016 or December 31, 2015.

REVENUE RECOGNITION

As required by FASB ASC Topic 605, Revenue Recognition (“ASC 605”), the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Royalty revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music publishing royalties generally are recognized as revenue when cash is received. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Sales revenue is recognized when earned based on three different scenarios. A customer can purchase one individual car wash and revenue is recognized at the time the car wash is provided. A second scenario is when a customer purchases a monthly membership, the Company recognizes the revenue when the membership is paid. The third scenario is for certain customers that are billed on a monthly basis. For these customers, revenue is recognized each time the customer comes in for a car wash. They are billed at the end of the month for services provided during that month.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying statement of operations. Total advertising expenses approximated $3,444 for the six months ended June 30, 2016 and zero for the year ended December 31, 2015.

STOCK-BASED COMPENSATION

The Company measures compensation cost for stock-based awards based on the estimated fair value of the award, and recognize the cost as an expense on a straight line basis over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model.

INCOME TAXES

The Company follows the guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 related to Income Taxes (Topic 740). According to Topic 740, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

The Company utilizes the Topic 740 to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2016 and December 31, 2015.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EQUITY BASED PAYMENTS TO NON-EMPLOYEES

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 505 related to Equity Based Payments to Non-Employees to account for the options and warrants issued, as disclosed in Note 3 of these financial statements. According to Topic 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company believes that fair value of these options and warrants is a more reliable measure of the consideration received for services performed for the Company. We determined the fair value of these equity instruments using the Black-Scholes option-pricing model. Factors used in the determination of the fair value of these equity instruments include, the stock price at the grant date, the exercise price, the expected life of the equity instrument, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the equity instrument.

PREFERRED STOCK

The Board of Directors of True Blue Car Wash Corp., a subsidiary of the Company, approved the issuance of 2,000,000 shares of Preferred Stock and designates these shares as Series A 4% Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred has a face amount of $3.75. The Series A Preferred pays a 4% annual dividend on the face amount, payable quarterly, in arrears. True Blue may defer payment of the dividend, in the event loan covenants or other financial restrictions prevent payment, but in such event the dividend shall accrue, and be paid on a Liquidity or Liquidation Event. A Liquidity Event is defined as an initial public offering, a sale, or a merger. Each issued and outstanding share of Series A Preferred is entitled to have one non-cumulative vote each, at each meeting of stockholder of True Blue with respect to any and all matters presented to the stockholders of True Blue for their action or consideration. The stockholders shall have the right at any time to convert outstanding shares of Series A Preferred into fully paid and nonassessable shares of common stock, at an initial conversion ratio of one share of common stock for each one share of Series A Preferred surrendered for conversion

SEGMENT DISCLOSURE

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of June 30, 2016, the Company operated through two reportable business segments: (1) Latigo music publishing business; and (2) the investment and acquisition vehicle focused on True Blue. Prior to April 2016, the Company operated through one reportable business segment; however, with the addition of True Blue in April 2016, the Company segregated its operations into two reporting segments to assess the performance of its business in the same way that management intends to review our performance and make operating decisions.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued Accounting Standards Update (ASU) 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (ASU 2016-10). ASU 2016-10 was issued by the Board to improve Topic 606 by reducing:

1)	The potential for diversity in practice at initial application
2)	The cost and complexity of applying Topic 606 both at transition and on an ongoing basis.

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1)	Identify the contract(s) with a customer
2)	Identify the performance obligations in the contract
3)	Determine the transaction price.
4)	Allocate the transaction price to the performance obligations in the contract.
5)	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guide, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in ASU 2016-10 are for annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. FASB ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently assessing this guidance for future implementation.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The amendments in this Update are effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently assessing this guidance for future implementation.

NOTE 2 – BUSINESS COMBINATIONS

On April 30, 2016, True Blue Car Wash Corp. (“True Blue”), a subsidiary of the Company and formerly known as Rokwader Acquisition Corp, completed the acquisitions of five car wash businesses in Arizona, collectively known as Clean Freak Car Wash (“Clean Freak”), and entered into four individual real property lease agreements with each car wash business for use of the premises where these car wash businesses are located. Additionally, True Blue entered into separate Forward Purchase Agreements with six other car wash businesses to purchase all of their operations and business property upon satisfaction of certain financial performance metrics. With these acquisitions, the Company has entered the car wash market in Arizona where it plans to establish itself as a leader in the car wash industry.

True Blue agreed to purchase from the shareholders of Clean Freak USA, Inc. 100% of their stock. Clean Freak USA, Inc. is a privately held company. Clean Freak USA, Inc.’s business is the management, operation, and development of car wash facilities and related uses such as but not limited to convenient shop, restaurants, and other facilities located within or adjacent to the car wash facility. True Blue agreed to purchase these shares in consideration of 800,000 shares of True Blue’s Series A 4% convertible preferred stock at a price of $3.75 per share for a total of $3,000,000.

The consideration will be transferred to the shareholders of Clean Freak USA, Inc. in two portions. The first portion will be a transfer of 400,000 shares of True Blue’s Series A 4% convertible preferred stock at April 30, 2016, the closing date of the Stock Purchase Agreement. The remaining 400,000 shares of Series A 4% convertible preferred stock will be treated as contingent consideration and will be transferred to the shareholders when all the Retained Car Wash Businesses listed in the Stock Purchase Agreement are purchased by True Blue pursuant to Forward Purchase Agreements in place between True Blue and the Retained Car Wash Businesses.

As part of the acquisition of the Clean Freak car wash businesses, True Blue entered into Asset Contribution Agreements (“ACA”) with five separate car wash businesses. True Blue entered into an ACA with CF Car Wash I, LLC in which True Blue agreed to acquire certain assets owned by CF Car Wash I, LLC, except for real estate, for $1,968,333 of which $888,803 was in cash and $1,079,530 was in True Blue Series A 4% convertible preferred stock at a price of $3.75 per share.

True Blue also entered into an ACA with CF Car Wash II, LLC in which True Blue agreed to acquire certain assets owned by CF Car Wash II, LLC, except for real estate, for $1,284,629 of which $300,943 was in cash and $983,686 was in True Blue Series A 4% convertible preferred stock at a price of $3.75 per share.

A third separate ACA was entered into by True Blue with CF Car Wash Camelback, LLC to acquire certain assets owned by CF Car Wash Camelback, LLC, except for real estate, for $1,293,334 of which $633,676 was in cash and $659,658 was in True Blue Series A 4% convertible preferred stock at a price of $3.75 per share.

A fourth ACA was entered into by True Blue with CF Car Wash Chandler, LLC in which True Blue agreed to acquire certain assets owned by CF Car Wash Chandler, LLC, except for real estate, for $262,500 in cash.

The fifth ACA agreement was with CF Car Wash Bell, LLC in which True Blue agreed to acquire certain assets owned by CF Car Wash Bell, LLC for $2,602,500 of which $1,882,303 was in cash and $720,197 was in True Blue Series A 4% convertible preferred stock valued at a price of $3.75.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

In addition, on April 30, 2016, True Blue entered into real property lease agreements with CF Car Wash I, LLC, CF Car Wash II, LLC, CF Car Wash Camelback, LLC, and CF Car Wash Chandler, LLC to lease the premises where each of the four car wash businesses are located. In June 2016, these properties were sold to Lifestyle Property Partners, LP and the real property lease agreements were transferred to Lifestyle Property Partners, LP. Lifestyle Property Partners, LP is a related party and is owned, in part, by the President of the Company.

The FASB, in ASC Topic 805, Business Combinations (Topic 805), defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination. It also establishes the acquisition date as the date that the acquirer achieves control. The FASB, in Topic 805, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Topic 805 also states that the acquirer is to recognize contingent consideration at the acquisition date, measured at its fair value at that date.

True Blue provisionally allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The following table summarizes the consideration paid for each acquisition and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

	Clean Freak	CF Car Wash	CF Car Wash
	USA, Inc.	I, LLC	II, LLC
Consideration:
Cash	$—	$888,803	$300,943
Fair value of preferred stock	1,500,000	1,079,530	983,686
Fair value of contingent consideration	1,500,000	—	—
Total Consideration	$3,000,000	$1,968,333	$1,284,629

Provisionally recognized amounts of identifiable
assets acquired and liabilities assumed:
Car Wash Equipment	$—	$129,506	$416,709
Car Wash Improvements	—	—	—
Security Equipment	—	—	2,399
Machinery & Equipment	—	—	—
Furniture & Equipment	—	—	—
Car Wash Vending Machines	—	3,938	—
Office Equipment	—	4,132	2,043
Inventory	—	3,024	3,023
Gift Cards & Certificates	—	(5,500)	(2,500)
Trademark	19,044	—	—
Goodwill	2,980,956	1,833,233	862,955
	$3,000,000	$1,968,333	$1,284,629

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

	CF Car Wash	CF Car Wash	CF Car Wash
	Camelback, LLC	Chandler, LLC	Bell, LLC	Total
Consideration:
Cash	$633,676	$262,500	$1,882,303	$3,968,225
Fair value of preferred stock	659,658	—	720,197	4,943,071
Fair value of contingent consideration	—	—	—	1,500,000
Total Consideration	$1,293,334	$262,500	$2,602,500	$10,411,296

Provisionally recognized amounts of identifiable
assets acquired and liabilities assumed:
Car Wash Equipment	$144,524	$57,818	$308,988	$1,057,545
Car Wash Improvements	169,305	—	336,541	505,846
Security Equipment	—	2,866	—	5,265
Machinery & Equipment	1,600	—	33,390	34,990
Furniture & Equipment	7,968	647	20,984	29,599
Car Wash Vending Machines	—	—	—	3,938
Office Equipment	—	—	—	6,175
Inventory	3,024	3,023	3,023	15,117
Gift Cards & Certificates	(4,000)	(3,500)	(4,250)	(19,750)
Trademark	—	—	—	19,044
Goodwill	970,913	201,646	1,903,824	8,753,527
	$1,293,334	$262,500	$2,602,500	$10,411,296

In according with U.S. GAAP, the fair value of the stock issued as part of the consideration transferred was measured on the closing date of the acquisition based on agreements between True Blue and third parties.

The estimated fair values of assets acquired and liabilities assumed are Level 3 inputs determined by Management based on various market and income analyses.

The following unaudited pro forma information presents the combined financial results for the Company and Clean Freak Car Wash as if the Clean Freak Car Wash acquisition had been completed at the beginning of the Company’s prior year, January 1, 2015.

	For Three Months Ended		For Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Revenue	$2,082,757	$1,680,017	$3,917,092	$3,131,310
Net Income (Loss)	$363,640	$(648,771)	$585,062	$(284,394)
Net Income (Loss) Atributable to
Rokwader, Inc.	$340,499	$(706,443)	$510,822	$(283,889)
Net Income (Loss) per Common
Share - Basic & Diluted	$0.02	$(0.04)	$0.03	$(0.02)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of June 30, 2016:

June 30, 2016
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.49
Term in Years	1
Stock Price	0.40
Option Exercise Price	0.75

The following assumptions were used to determine the fair value of the options at date of original issuance on August 3, 2012:

August 3, 2012
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.38
Term in Years	1.58
Stock Price	0.75
Option Exercise Price	0.75

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2015	6,158,333	$0.68	4.10	$—

Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Exprired/Cancelled	—	$—	—	$—
Outstanding at June 30, 2016	6,158,333	$0.68	3.60	$—

Exercisable at June 30, 2016	6,158,333	$0.68	3.60	$—

As of June 30, 2016, all options are vested.

On December 21, 2015, Brooktide, LLC exercised 66,667 of its vested stock options. The Company issued 66,667 shares of its common stock at an exercise price of $0.75 per share for a total of $50,000.

On December 22, 2015, the Company extended its remaining 258,333 outstanding stock options through December 31, 2016.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

On February 18, 2015, the Company issued 317,392 shares of common stock valued at the price of $0.6177 in an agreement to convert $135,000 of the oldest notes payable and accrued interest of $61,060 which were owed to Mr. Yale Farar and Brooktide LLC. As the date herein, the average price between the “bid and “ask” price of the Company’s stock on the OTC: QB market was $0.42 per share.

On February 24, 2015, the Company issued 10,000 shares of common stock at the price of $0.44, for services rendered by Jeston Cade. The shares of common stock are restricted shares and were valued at the price of $0.44, the closing price on February 24, 2014 on the OTC:OB market as of the date hereof.

In May 2015, Coco and the Company entered into an agreement pursuant to which Coco would purchase (i) a maximum of 15,250,000 shares of our common stock and (ii) a warrant to purchase an aggregate of 5,900,000 shares of our common stock (the “Warrant”) for an aggregate maximum purchase price of $6,100,000 (the “Purchase Price”). The Purchase Price is payable as follows: (a) $3,050,000 for 7,625,000 shares and the Warrant upon the closing (the “Closing”) and (b) an additional 7,625,000 shares for $3,050,000 on or before June 30, 2015. The Closing occurred on May 7, 2015 and the Company received the initial purchase price of $3,050,000 and the second $3,050,000 for an additional 7,625,000 shares was received on June 30, 2015.

The terms of the Warrant provide that Coco has the right to purchase, at any time after the Closing until April 1, 2020, up to (i) 5,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) 500,000 shares of our common stock at an exercise price of $1.000 per share and (iii) 400,000 shares of our common stock at an exercise price of $1.25 per share. The Warrant includes certain anti-dilution adjustments to the exercise prices in the event of payment of dividend, subdivision and combination with respect to outstanding shares of our common stock.

The Transaction resulted in a change of control of the Company. With the purchase of the 15,250,000 shares, Coco acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco, was appointed Chief Executive Officer, Chief Financial Officer, and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company but remains as a director and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash Bell, LLC in the amount of $552,592 as of June 30, 2016. CF Car Wash Bell, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash Camelback, LLC in the amount of $12,866 as of June 30, 2016. CF Car Wash Camelback, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash Chandler, LLC in the amount of $7,870 as of June 30, 2016. CF Car Wash Chandler, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash I, LLC in the amount of $13,465 as of June 30, 2016. CF Car Wash I, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash II, LLC in the amount of $6,852 as of June 30, 2016. CF Car Wash II, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, Twins Management, Inc. in the amount of $4,451 as of June 30, 2016. Twins Management, Inc. is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a payable to a related party, Coco Partners, LLC in the amount of $24,067 as of June 30, 2016. Coco Partners, LLC is owned primarily by the President of the Company.

The Company, through its subsidiary, True Blue Car Wash Corp., has a payable to a related party, Gateway Advisors, Inc. in the amount of $11,000 as of June 30, 2016. Gateway Advisors, Inc. is owned primarily by the President of the Company.

The following table summarizes the Company’s related party receivables and payables with the above mentioned related parties:

	As of June 30, 2016	As of December 31, 2015
CF Car Wash Bell, LLC	$552,592	$—
CF Car Wash Camelback, LLC	12,866	—
CF Car Wash Chandler, LLC	7,870	—
CF Car Wash I, LLC	13,465	—
CF Car Wash II, LLC	6,852	—
Twins Management, Inc.	4,451	—
Coco Partners, LLC	(24,067)	—
Gateway Advisors, Inc.	(11,000)	—

On February 16, 2016, the Company’s Board of Directors approved for its subsidiary, True Blue Car Wash Corp. to sell to Coco Partners, LLC, up to 6,650,000 shares of True Blue stock for $4,322,500. Also, in exchange for the contribution to True Blue of the LOI for the purchase of Clean Freak Holdings and other work related to the acquisition of Clean Freak Holdings, the Company approved for True Blue to issue to Coco 365,000 restricted common shares of True Blue, subject to a vesting contingency which requires a liquidity event, defined as an initial public offering, a sale, or a merger. The Company’s Board of Directors also approved the reimbursement of acquisition related expenses of Coco. The President of the Company is also the President and majority member of Coco.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 5 – GOODWILL AND INTANGIBLES

As part of the business acquisitions that the Company’s subsidiary made on April 30, 2016, the Company acquired all rights, title and interest in a Trademark valued at $19,044. The Trademark is for the management, maintenance, operation, and development of Clean Freak car wash facilities. The Company determines that the Trademark will have an infinite life and therefore it will not amortize the intangible asset. It will instead test its Trademark for impairment at least annually in accordance with U.S. GAAP.

Additionally, the Company’s acquisition of the car wash businesses resulted in the recognition of Goodwill in the amount of $8,753,526. In accordance with U.S. GAAP, Goodwill is calculated as the excess of the purchase price paid over the net assets recognized. The Goodwill recorded as part of the Clean Freak car washes acquisition primarily reflects the value of adding the Clean Freak brand to the Company. Goodwill has an indefinite life and will be tested, at least annually, for impairment.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL AND INTANGIBLES (CONTINUED)

Following is a summary of goodwill and intangibles assets:

	June 30, 2016			December 31, 2015
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible Assets
Amortizable Intangibles
Harju Music Catalog	$15,000	$(6,978)	$8,022	$15,000	$(6,442)	$8,558
Dorff's Writer's Share	40,000	(7,918)	32,082	40,000	(6,678)	33,322
	55,000	(14,896)	40,104	55,000	(13,120)	41,880

Unamortizable Intangibles	—	—	—	—	—	—

Total Intangible Assets	$55,000	$(14,896)	$40,104	$55,000	$(13,120)	$41,880

Trademarks	$19,044	$—	$19,044	$—	$—	$—

Goodwill	$8,753,527	$—	$8,753,527	$—	$—	$—

For the six months ended June 30, 2016, amortization expense was $1,776 and $3,690 for the year ended December 31, 2015.

Amortization of the remaining intangible assets is expected to be $17,492 from 2016 through 2021, and $22,612 in aggregate for years thereafter through 2032.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2016			December 31, 2015
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Property and Equipment
Musical Equipment	$4,692	$(938)	$3,754	$4,692	$(469)	$4,223
Computer Equipment	1,396	(256)	1,140	1,396	(116)	1,280
Car Wash Equipment	1,096,944	(19,262)	1,077,682	—	—	—
Car Wash Improvements	505,846	(5,621)	500,225	—	—	—
Car Wash Vending Machine	3,938	(131)	3,807	—	—	—
Furniture and Equipment	47,739	(1,621)	46,118	3,700	(308)	3,392
Security Equipment	5,265	(59)	5,206	—	—	—
	$1,665,820	$(27,888)	$1,637,932	$9,788	$(893)	$8,895

Depreciation expense for the six months ended June 30, 2016 was $26,995 and $893 for the year ended December 31, 2015.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

The Company’s subsidiary, Latigo Shore Music, Inc., leases office space under a lease arrangement that is classified as an operating lease. The office space lease provides that Latigo pay insurance, utilities and maintenance plus minimum monthly rentals of $980 at June 30, 2016. Beginning October 1, 2016, the monthly rent payment will reduce to $490 for the remainder of the lease term. As of June 30, 2016, Latigo extended this lease for one year through May 31, 2017.

Additionally, the Company’s subsidiary, True Blue Car Wash Corp., leases the property in which its car wash businesses operate. Each of the five car wash businesses, entered into lease agreements with Lifestyle Property Partners, L.P. for a term of 21 years. Under the leases, True Blue is required to pay monthly rent payments of $15,000 for CF Car Wash Chandler, $16,667 for CF Car Wash Camelback, $8,333 for CF Car Wash II, $31,667 for CF Car Wash I, and $18,612 for CF Car Wash Bell. In addition, under these lease agreements, True Blue is required to pay to Lifestyle Property Partners, L.P. Actual Costs. Actual Costs are defined in the lease agreements as expenses which the landlord shall pay or become obligated to pay, which are not paid directly by the tenant pertaining to the premises.

True Blue also entered into an agreement with Twins Management, Inc. to lease office space. The lease with Twins Management, Inc. is on a month to month basis and it requires a monthly payment of $2,639 per month.

Minimum annual rental commitments under the Company’s non-cancelable leases having initial or remaining lease terms in excess of one year are as follows:

December 31,	Amount
2016	$743,344
2017	1,137,316
2018	1,171,436
2019	1,206,579
2020	1,242,776
Thereafter	26,473,289
Total minimum future rental payments	$31,974,740

Total rent expense for the six months ended June 30, 2016 was $263,120 and $10,936 for the year ended December 31, 2015.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

True Blue entered into a non-binding Letter of Intent to acquire eleven car washes by another leading car wash platform in Arizona. The eleven car wash sites consist of nine mature operational sites and two sites currently in development. There is no assurance that True Blue will be successful in completing the purchase of any of the eleven sites.

Also, as part of the acquisition of the car wash businesses that took place on April 30, 2016, True Blue entered into a binding Forward Purchase Agreements to acquire another six express car wash sites (collectively the “Retained Car Wash Businesses”) in Arizona. Each proposed purchase is subject to the particular express car wash attaining certain financial performance metrics. There is no assurance that the performance requirements will be met and that any of the six express car wash sites will be acquired.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals, and waste. The Company believes that it complies with all applicable laws relating to its business.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LITIGATION

On May 10, 2016 a complaint was filed by USAA Casualty Insurance Company against the entities that sold certain assets to the Company’s subsidiary, True Blue Car Wash Corp. The complaint is in the amount of $3,310 and is related to an incident that occurred on October 19, 2014 on the premises of one of these entities. As of the date of these financial statements, the case remains open.

In May 2016, a complaint was filed by Allstate Fire and Casualty Insurance Company against the entities that sold certain assets to the Company’s subsidiary, True Blue Car Wash Corp. In addition to the complaint, an Offer of Judgment in the amount of $2,515 was filed relating to an incident that occurred on or about July 11, 2014 on the premises of one of these entities. As of the date of these financial statements, the case remains open.

On February 24, 2016 a lawsuit was filed by Advocates for American Disabled Individuals, LLC in the amount of $5,000 against the entities that sold certain assets to the Company’s subsidiary, True Blue Car Wash Corp. The lawsuit is related to an incident that occurred on December 13, 2015 on the premises of one of these entities. The suit was settled in the amount of $4,500 on April 28, 2016 with prejudice. As part of the settlement other affiliated entities were also required to make corrections to their facilities within a sixty (60) day period. All entities subject to the suit complied within the required period and the suit was closed.

NOTE 10- SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently operates in two segments:

Car Wash Business

With the car wash business, the Company has entered the car wash industry. The Company will focus its business on the management, operation, and development of car wash facilities. While focusing on developing its brand, the Company will continue to identify other potential car wash operations to acquire in order to grow its portfolio of car wash facilities.

Music Publishing Business

The Company’s music publishing business comprises of copywriting musical compositions that are written by various songwriters and composers. Music publishers exploit the copyrights to produce revenues via sales of recordings and other musical usages such as commercials, radio plays and television shows.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- SEGMENT INFORMATION (CONTINUED)

Information related to the Company’s operating segments is as follows:

	Music Publishing	Car Wash
	Business	Business	Corporate	Total

Three Months Ended June 30, 2016:

Revenues	$90	$1,449,727	$—	$1,449,817
Gross Profit	90	1,055,712	—	1,055,802
Selling, General and Administrative	(59,251)	(487,973)	(140,954)	(688,178)
Acquisition Related Expenses	—	(607,832)	—	(607,832)
Interest income	—	—	724	724
Interest expense	(38)	—	—	(38)
Depreciation and Amortization	(1,377)	(26,016)	—	(27,393)
Net loss	(59,940)	(99,738)	(143,060)	(302,738)

Three Months Ended June 30, 2015:

Revenues	$103	$—	$—	$103
Gross Profit	$103	$—	$—	$103
Sellig, General and Administrative	$(62,786)	$—	$(187,614)	$(250,400)
Interest income	—	—	—	—
Interest expense	—	—	(114)	(114)
Depreciation and Amortization	(923)	—	—	(923)
Net loss	(62,683)	—	(187,614)	(250,297)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION (CONTINUED)

	Music Publishing	Car Wash
	Business	Business	Corporate	Total

Six Months Ended June 30, 2016:

Revenues	$202	$1,449,727	$—	$1,449,929
Gross Profit	202	1,055,712		1,055,914
Selling, General and Administrative	(124,368)	(487,823)	(205,680)	(817,871)
Acquisition Related Expenses	—	(607,832)	—	(607,832)
Interest Income	—	—	2,218	2,218
Interest Expense	(38)	—	—	(38)
Depreciation and Amortization	(2,755)	(26,016)	—	(28,771)
Net Loss	(124,983)	(99,738)	(206,104)	(430,825)

Six Months Ended June 30, 2015:

Revenues	$703	$—	$—	$703
Gross Profit	703	—	—	703
Selling, General and Administrative	(79,841)	—	(208,708)	(288,549)
Interest Income	—	—	—	—
Interest Expense	(128)	—	—	(128)
Depreciation and Amortization	(1,845)	—	—	(1,845)
Net Loss	(79,138)	—	(208,707)	(287,845)

The following is a summary of the Company’s total assets as of June 30, 2016 and December 31, 2015:

Total Assets:
Music Publishing Business	$51,776	$122,390
Car Wash Business	11,784,279	—
Total Segment Assets	11,836,055	122,390
Corporate and Eliminations	(8,449)	5,093,604
Total Assets	$11,827,606	$5,215,994

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

	June 30, 2016	December 31, 2015
Current
Federal	$1,883	$—
State	27,545	—
	29,428	—

Deferred
Federal	30,522	243
State	3,266	42
	33,788	285

Total	$63,216	$285

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	June 30, 2016	December 31, 2015
Federal Statutory Rate	34.00%	34.00%
Federal Rate Adjustment	0.65%	0.00%
State Taxes	-8.38%	8.84%
Meals & Entertainment	-0.54%	0.00%
Change in Valuation Allowance	-46.49%	-42.84%
Other	3.56%	0.00%
Effective Rate	-17.20%	0.00%

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

Deferred income tax assets (liabilities) are as follows:

	June 30, 2016	December 31, 2015

Deferred income tax liabilities:
Property, Plant and Equipment	(6,591)	(285)
Trademarks	(59)	—
Goodwill	(27,422)	—
	(34,072)	(285)

Deferred income tax assets:
Start-Up Expenses	46,882	50,792
Intangible Assets	21,611	10,601
Net Operating Loss Carryforward	519,713	745,490
Charitable Contributions Carryforward	199	199
Acquisition Related Expenses	391,320	—
Deferred Rent	25,564	—
Less Valuation Allowance	(1,005,289)	(807,082)
	—	—

Total Deferred Taxes	$(34,072)	$(285)

As of June 30, 2016, the Company had incurred $300,000 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $187,464 amortizable over 15 years. Trademarks of $19,044 amortizable over 15 years and Goodwill of $8,753,526 amortizable over 15 years.

Additionally, the Company has net operating loss carry forwards of approximately $1,230,860 and $1,734,889 for both federal and state purpose, respectively. These federal and state carry forwards are scheduled to expire beginning 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2011 and by the Franchise Tax Board for years prior to 2010. There could be certain limitation, imposed by Internal Revenue Code Section 382, on the utilization of these loss carry forwards if there were more than a 50 percent change of control. The Company has recorded a deferred tax asset of $1,005,000 and a deferred tax liability of $34,000. As of June 30, 2016, the Company established a valuation allowance of $1,005,000 to fully offset the deferred tax asset based on a brief history of operations.

NOTE 12 – SUBSEQUENT EVENTS

On August 16, 2016, the Company’s subsidiary True Blue Car Wash Corp. (“True Blue”) authorized the issuance of 150,000 restricted common stock shares of True Blue stock to Gateway Advisors, Inc. (“GA”), in exchange for the contribution of Intellectual Property by GA, including the non-exclusive right to use GA’s business plan and acquisition model for the roll-up of the car wash industry. These 150,000 restricted common stock shares of True Blue are subject to a vesting contingency which requires a liquidity event, defined as an effective initial public offering in an amount not less than $5,000,000, a sale of True Blue, or a merger of True Blue. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for this issuance has been determined to be “de minimis.”

Also on August 16, 2016, the Company’s subsidiary True Blue authorized the issuance of 365,000 restricted common stock shares of True Blue stock to COCO Partners, LLC (“COCO”) in exchange for the contribution to True Blue of the Letter of Intent for the purchase of Clean Freak car washes and other work related to the acquisition of Clean Freak car washes. These 365,000 restricted common stock shares of True Blue are subject to a vesting contingency which requires a liquidity event, defined as an effective initial public offering in an amount not less than $5,000,000, a sale of True Blue, or a merger of True Blue. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for this issuance has been determined to be “de minimis.”

Management has evaluated subsequent events through the date of this report.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This quarterly report on Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.   As used in this report, the term “the Company,” “we,” “us,” or “our” mean Rokwader, Inc., and its subsidiaries, unless the context clearly indicates otherwise.

Corporate Overview

Since our acquisition of Latigo Shore Music, Inc. in 2007 and prior to May 2015, our principal business objective was to achieve long-term growth of Latigo’s music publishing business. Latigo’s primary activity is the acquisition and exploitation of music copyrights for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 250 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (94).  Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stages of development, we have generated only a minimal amount of revenue from those operations.

As discussed in more detail below, on May 7, 2015, we completed a transaction with Coco Partners, LLC in which Coco acquired a controlling interest in the Company by purchasing newly issued shares of our common stock and warrants to purchase shares of our common stock (the “Transaction”).  The Transaction is part of an investment strategy of Coco in which the Company may serve as an investment vehicle to acquire other operating companies with significant revenue streams and cash flow. We believe such acquisition and investment strategy, if executed successfully, would increase our ability to access capital and accelerate our music publishing business, while continuing to pursue other businesses and acquisition opportunities to enhance shareholder value.

The Company, executing this investment strategy, completed an acquisition of a number of express car wash businesses in Arizona in May 2016. With the acquisition of these express car wash businesses, the company entered the car wash market in Arizona where it plans to establish itself as the market share leader in that Metropolitan Statistical Area (“MSA”) in the car wash industry as its initial launch. The Company has now shifted its principal business objective towards the management, operation, and development of car wash facilities. The Company continues to identify other car wash operations that fit the model developed by Coco in order to expand True Blue’s footprint in the car wash industry.

Transactions with Coco Partners

In May 2015, Coco Partners, LLC and the Company entered into an agreement pursuant to which Coco would purchase (i) a maximum of 15,250,000 shares of our common stock and (ii) a warrant to purchase an aggregate of 5,900,000 shares of our common stock (the “Warrant”) for an aggregate maximum purchase price of $6,100,000 (the “Purchase Price”).   The Purchase Price is payable as follows: (a) $3,050,000 for 7,625,000 shares and the Warrant upon the closing (the “Closing”) and (b) an additional 7,625,000 shares for $3,050,000 on or before June 30, 2015.  The Closing occurred on May 7, 2015 and the Company received the initial purchase price of $3,050,000 and the second $3,050,000 for an additional 7,625,000 shares on June 30, 2015.

The terms of the Warrant provide that Coco has the right to purchase, at any time after the Closing until April 1, 2020, up to (i) 5,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) 500,000 shares of our common stock at an exercise price of $1.00 per share and (iii) 400,000 shares of our common stock at an exercise price of $1.25 per share.  The Warrant includes certain anti-dilution adjustments to the exercise prices in the event of payment of dividend, subdivision and combination with respect to outstanding shares of our common stock.

The Transaction resulted in a change of control of the Company.  With the purchase of the 15,250,000 shares, Coco acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco, was appointed Chief Executive Officer, Chief Financial Officer and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company but remains as a director and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

Business Strategy and Plan of Operations

As a result of the Transaction and the change in control of the Company, our business strategy and plan of operations have evolved into two segments: (i) the management, operation, and development of car wash facilities by True Blue Car Wash Corp.; and (ii) the continuation of the Latigo music publishing business.

Management, Operation, and Development of Car Wash Facilities by True Blue Car Wash Corp.

The acquisition of the express car wash businesses by True Blue Car Wash Corp. was the first step in executing the investment strategy developed by Coco Partners, LLC. True Blue has now entered the car was industry in Arizona and it will continue with the management and operation of the acquired express car wash businesses. In addition, True Blue will continue to develop the brand it acquired as well as identify other potential car wash operations to acquire in order to grow its portfolio of car wash facilities.

At the direction of Coco, the Company will seek to acquire equity stakes in operating companies with senior management that are leaders in their industry with deep domain expertise and proven, scalable business models. In some cases, the Company will identify a talented operator with deep domain expertise and build a platform around the operator upon identifying a platform acquisition.  We believe that serving as an investment vehicle for such strategy would benefit the Company by enhancing our ability to generate revenue and net income, and providing more predictable financing as the Company’s credibility and financial stability become more secured.

Through the end of this fiscal year, supported by Coco we intend to pursue diligently the business strategy in this investment vehicle.  As such, we expect our expenses to increase due to additional costs associated with the execution of such strategy, including additional legal, accounting and consulting fees.

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

Furthermore, we intend to fully explore the synergy and opportunities resulting from the Transaction as Coco executes its investment strategy.   Future acquisitions under such strategy may provide us with greater access to capital to accelerate growth through the acquisition of existing music copyright catalogs with existing income streams, and provide strong financial support in establishing new songwriters.

Our expenses associated with our music publishing business for the quarter ended June 30, 2016, were $59,251.  We expect such expenses to increase as we continue to expand and grow the music business.

Acquisition of Car Washes

On May 2, 2016, Rokwader Acquisition Corporation, the Company’s wholly-owned subsidiary acquired substantially all of the assets of five express car wash businesses (collectively the “Acquired Car Wash Businesses”) located in Arizona for a total consideration of $7,411,296, consisting of $3,968,225 in cash and 918,029 shares of RAC’s Class A Convertible Preferred Stock valued at $3.75 per share (the “Class A Preferred”). In addition to the Acquired Car Wash Businesses, RAC acquired an option to purchase the real estate associated with the Acquired Car Wash Businesses. RAC also, entered into forward purchase agreements to acquire another six express car washes (collectively the “Retained Car Wash Businesses”) in Arizona. Each proposed purchase by RAC is subject to the particular express car wash attaining certain financial performance metrics. There is no assurance that the performance requirements will be met and that any of the six express car washes will be acquired.

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

Separately, RAC also entered into a non-binding Letter of Intent to acquire an additional eleven car washes by another leading car wash platform in Arizona. The eleven car washes consist of nine mature operational sites and two sites currently in development. There is no assurance that RAC will be successful in completing the purchase of any of the eleven sites.

Results of Operations for the three months ended and six months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, the Company generated $90 of revenues from its music business compared to $103 revenues for the three months ended June 30, 2015. Also, during the three months ended June 30, 2016, the Company generated $1,449,727 in revenues from its newly acquired car wash business. During the three months ended June 30, 2016 and 2015, the Company incurred general and administrative expenses of $689,778 and $250,400, respectively. The Company also incurred acquisition costs of $607,832 during the three months ended June 30, 2016. Marketing, advertising, and operational and production expenses of Latigo for the three months ended June 30, 2016 in the amount of $59,251 and professional and legal fees related to complying with the Company’s SEC reporting obligation and consulting fees of $142,554.

During the six months ended June 30, 2016, the Company generated $202 of revenues from its music business compared to $703 revenues for the six months ended June 30, 2015.  Also, during the six months ended June 30, 2016, the Company generated $1,449,727 in revenues from its newly acquired car wash business. During the six months ended June 30, 2016 and 2015, the Company incurred general and administrative expenses of $819,471 and $288,548, respectively. The Company also incurred acquisition costs of $607,832 during the six months ended June 30, 2016. Marketing, advertising and operational and production expenses of Latigo for the six months ended June 30, 2016 in the amount of $124,368 and professional and legal fees relating to complying with the Company’s SEC reporting obligations and consulting fees of $207,280.

Equity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of June 30, 2016, we had an accumulated deficit of $2,590,309.  As of June 30, 2016, we had cash of $658,740 and a working capital of $859,276, compared to cash of $5,165,219 and a working capital of $5,150,265 at December 31, 2015. The decrease in the working capital was primarily due to the acquisition of the car wash businesses.

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

As disclosed above, pursuant to the agreement for the Transaction, on May 7, 2015, the Company issued 7,625,000 shares of common stock and the Warrant in exchange for a cash payment of $3,050,000 from Coco Partners, LLC and on June 30, 2015 the Company issued an additional 7,625,000 shares for $3,050,000 in cash from Coco.  The Company used some of the cash proceeds to pay off certain debts owed to related parties, including $250,000 for full satisfaction of certain debt owed to Brooktide, LLC and Mr. Yale Farar, and to use the remaining cash proceeds for general corporate purposes, including the expansion of the Latigo music publishing business and the investment strategy developed by Coco.

On August 16, 2016, the Company’s subsidiary True Blue Car Wash Corp. (“True Blue”) authorized the issuance of 150,000 restricted common stock shares of True Blue stock to Gateway Advisors, Inc. (“GA”), in exchange for the contribution of Intellectual Property by GA, including the non-exclusive right to use GA’s business plan and acquisition model for the roll-up of the car wash industry. These 150,000 restricted common stock shares of True Blue are subject to a vesting contingency which requires a liquidity event, defined as an effective initial public offering in an amount not less than $5,000,000, a sale of True Blue, or a merger of True Blue. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for this issuance has been determined to be “de minimis.”

Also on August 16, 2016, the Company’s subsidiary True Blue authorized the issuance of 365,000 restricted common stock shares of True Blue stock to COCO Partners, LLC (“COCO”) in exchange for the contribution to True Blue of the Letter of Intent for the purchase of Clean Freak car washes and other work related to the acquisition of Clean Freak car washes. These 365,000 restricted common stock shares of True Blue are subject to a vesting contingency which requires a liquidity event, defined as an effective initial public offering in an amount not less than $5,000,000, a sale of True Blue, or a merger of True Blue. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for this issuance has been determined to be “de minimis.”

As discussed above, the Company recently completed the Transaction as part of an investment strategy by Coco to utilize the Company as an investment vehicle to acquire other operating companies with significant revenue and cash flow, which in turn may enhance the Company’s liquidity and capital resources.  However, there is no guarantee that Coco and the Company will be able to identify a suitable target or otherwise execute such acquisition strategy successfully, and failure to do so would have a material adverse effect on our business and financial conditions.  See “Risk Factor” in Item 1A below for a more detailed discussion of the risks related to the Transaction.

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

Off-balance Sheet Arrangements

Since our inception through June 30, 2016, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2016, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 were reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We believe that this was a one-time problem attributed to the closing of a significant acquisition during the second quarter which included accounting and reporting for the purchase price allocation of six different entities. The Company intends to hire additional personnel to eliminate this problem

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.              Legal Proceedings.

 There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Item 1A.            Risk Factors.

This section is not required for a small reporting company.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2016, the Company’s wholly-owned subsidiary, True Blue Car Wash Corporation (“True Blue”) agreed to issue 150,000 shares of its common stock to Gateway Advisors, Inc. and 355,000 shares of its stock to Coco partners for services rendered to the Company. The issuances and delivery of the shares will only occur if and when there is a “liquidity event” as follows: (i) an effective IPO in an amount not less than $5,000,000; (ii) sale of the Corporation or (iii) a Merger of the Corporation. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for both of the above issuances has been determined by the Board to be “de minimis”.

The issuance of the shares in the above transactions were made in reliance on the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.  Such offer and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Investor in connection with the offering.

_________________________

(1) Mr. Wallace, the CEO and a director of the Company, owns a controlling interest in both Gateway Advisors, Inc. and Coco Partners. Coco Partners is the controlling shareholder of the Company.

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

ROKWADER, INC.

Date: October 7, 2016	/s/ Robert Wallace
Robert Wallace, Chief Executive Officer

Date: October 7, 2016	/s/ Robert Wallace
Robert Wallace, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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