Form 10-Q
period 2016-09-30
ROKWADER, INC.
filed 2016-11-23
CIK 1322952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September, 2016

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of November 22, 2016 was 18,267,777.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)
CURRENT ASSETS:

Cash (Note 1)	$1,433,474	$5,165,219
Accounts Receivable	24,768	—
Prepaid Expenses	66,940	—
Related Party Receivables (Note 4)	540,726	—
Deposits	130,300	—
Other Current Assets	55,470	—
TOTAL CURRENT ASSETS	2,251,678	5,165,219

PROPERTY AND EQUIPMENT
Property and Equipment, Net of Accumulated Depreciation of $68,244
and $893, respectively. (Note 1 & 6)	1,619,117	8,895

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $15,784 and $13,120, respectively (Note 5)	39,216	41,880
Trademarks (Note 5)	19,044	—
Goodwill (Note 5)	8,753,526	—
TOTAL OTHER ASSETS	8,811,786	41,880

TOTAL ASSETS	$12,682,581	$5,215,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$542,138	$6,600
Accrued Expenses	61,090	5,700
Other Current Liabilities	17,306
Accrued Dividends Payable	82,385	—
Income Tax Payable (Note 1 & 11)	98,312	—
Credit Card Payable	4,709	2,654
Accrued Salaries, Wages and Benefits	43,452	—
Related Party Payables (Note 4)	464,567	—

TOTAL CURRENT LIABILITIES	1,313,959	14,954

OTHER LIABILITIES
Deferred Rent	169,835	—
Deferred Tax Liability (Note 1 & 11)		285

TOTAL OTHER LIABILITIES	169,835	285

TOTAL LIABILITIES	1,483,794	15,239

STOCKHOLDERS’ EQUITY:
Rokwader, Inc. Stockholders' Equity:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of September 30, 2016 and December 31, 2015, none issued and outstanding.	$—	$—

Common Stock, $.001 par value, 50,000,000 shares authorized, 18,267,777 shares issued and outstanding as of September 30, 2016 and December 31, 2015.	18,267	18,267
Additional Paid-In Capital	7,409,426	7,409,426
Accumulated (Deficit)	(2,603,067)	(2,226,938)
Total Rokwader, Inc. Stockholders' Equity	4,824,626	5,200,755

Noncontrolling Interest in Net Assets of Subsidiary	6,374,161	—

TOTAL STOCKHOLDERS' EQUITY (Note 3)	11,198,787	5,200,755

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,682,581	$5,215,994
SEE ACCOMPANYING NOTES

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE	THREE	NINE	NINE
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015

NET REVENUE	$1,972,573	$1,524	$3,422,502	$2,228

COST OF GOODS SOLD	(494,469)	—	(816,358)	—

GROSS PROFIT	1,478,104	1,524	2,606,144	2,228

OPERATING EXPENSES
Selling, General and Administrative	(1,258,851)	(344,321)	(2,138,731)	(637,695)
Acquisition Related Expenses	(125,347)	—	(733,179)	—
TOTAL OPERATING EXPENSES	(1,384,198)	(344,321)	(2,871,910)	(637,695)

INCOME (LOSS) FROM OPERATIONS	93,906	(342,797)	(265,766)	(635,467)

OTHER INCOME (EXPENSES)
Interest Income	—	1,360	2,218	1,360
Interest Expense	(38)	—	(76)	—
Other Income	600	—	600	—
TOTAL OTHER INCOME (EXPENSES)	562	1,360	2,742	1,360

INCOME (LOSS) BEFORE INCOME TAXES	94,468	(341,437)	(263,024)	(634,107)

PROVISION FOR INCOME TAXES (Note 1 & 11)	(120,777)	—	(99,630)	—

NET INCOME (LOSS)	(26,309)	(341,437)	(362,654)	(634,107)

NET INCOME ( LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	14,244	—	13,475	—

NET INCOME ( LOSS) ATTRIBUTABLE TO ROKWADER, INC.	$(40,553)	$(341,437)	$(376,129)	$(634,107)

NET INCOME (LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	18,267,777	18,201,110	18,267,777	11,209,611
SEE ACCOMPANYING NOTES

`

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,654)	$(634,107)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	67,350	404
Amortization expense	2,664	2,767
Issuance of stock for services rendered	—	4,400
Forgiveness of Debt	—	62,778
Amortized deferred rent	169,835	—

Changes in assets and liabilities:
Accounts receivable	(24,768)	—
Prepaid expenses	(66,940)	—
Deposits	(130,300)	—
Other current assets	(55,470)	—
Accounts payable	535,539	16,830
Accrued expenses	72,696	5,700
Other current liabilities	(17,306)	—
Credit card payable	2,055	(11,028)
Accrued dividends payable to noncontrolling interest	82,385	—
Income tax payable	98,312	—
Accrued salaries, wages and benefits	43,452	—
Accrued interest payable	—	(61,060)
Deferred tax liability	(285)	—

Net Cash Provided by (Used in) Operating Activities	416,565	(613,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Related party receivables (Note 4)	(540,726)	—
Purchase of property and equipment (Note 6)	(21,541)	(9,788)
Business acquisition (Note 2)	(3,968,225)	—

Net Cash Used for Investing Activities	(4,530,492)	(9,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	6,244,301
Related party payables (Note 4)	464,567	—
Distribution to noncontrolling interest	(82,385)	—
Repayment of related party note payable	—	(385,000)

Net Cash Provided by Financing Activities	382,182	5,859,301

NET (DECREASE)/ INCREASE IN CASH	(3,731,745)	5,236,197

CASH AT BEGINNING OF PERIOD	5,165,219	7,514

CASH AT END OF PERIOD	$1,433,474	$5,243,711

Cash Paid During the Period for:
Interest	$76	$637
Income taxes	$1,600	$3,475

Non-Cash Transactions:

Issuance of Subsidary Stock to Purchase of property
and equipment (Note 2)	$(3,443,071)	$—

Acquisition by Subsidary (Note 2)	$(3,000,000)	$—

Issuance of preferred stock by a subsidiary	$6,443,071	$—

Issuance of stock for interest payable	$—	$61,060

Forgiveness of notes payable	$—	$62,778
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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiaries. All significant inter-company accounts and transactions have been eliminated.  The Company owns 100% of its subsidiary, Latigo Shore Music, Inc. The Company also owns 85.38% of its subsidiary, True Blue Car Wash Corp.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.  As of September 30, 2016, the Company had zero cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

As of September 30, 2016 and December 31, 2015, the Company had bank balances of $1,433,474 and $5,165,219, respectively, in three banks. The Company holds more than $250,000 in interest bearing accounts at one bank, thus there is a credit risk related to these cash deposits as of September 30, 2016 of $1,111,840 and as of December 31, 2015 of $4,849,763, since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. Although, the Company has commenced operations, it has not generated significant revenues from operations to date. The Company has an accumulated deficit of $2,603,067 as of September 30, 2016.

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

ACCOUNTS RECEIVABLE

The Company reports accounts receivable net of an allowance for doubtful accounts equal to the estimated collection losses to be incurred. Estimated losses are based on actual collection experience and management’s evaluation of the current status of existing receivables. The allowance for doubtful accounts is based on evaluation of various factors influencing the collectability of all receivables. Management anticipates no problems with collection and no allowance for doubtful accounts is considered necessary at September 30, 2016. There were no accounts receivable as of December 31, 2015.

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

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major improvements are capitalized. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations of the period. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $67,350 and $404, respectively.

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

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives. Intangible assets are reviewed, at least annually, for impairment, or when events or circumstances indicate their carrying amount may not be recoverable. Based on the review of the intangible assets, no impairment loss was recorded as of September 30, 2016 or December 31, 2015.

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying statement of operations. Total advertising expenses approximated $976 for the nine months ended September 30, 2016 and zero for the year ended December 31, 2015.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes the Topic 740 to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2016 and December 31, 2015.

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

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of September 30, 2016, the Company operated through two reportable business segments: (1) Latigo music publishing business; and (2) the investment and acquisition vehicle focused on True Blue. Prior to April 2016, the Company operated through one reportable business segment; however, with the addition of True Blue in April 2016, the Company segregated its operations into two reporting segments to assess the performance of its business in the same way that management intends to review our performance and make operating decisions.

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

	For Three Months Ended		For Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Revenue	$1,972,573	$1,647,211	$5,889,665	$4,778,523
Net Income (Loss)	$99,038	$(300,838)	$727,547	$(1,258,860)
Net Income (Loss) Atributable to Rokwader, Inc.	$72,201	$(256,855)	$554,684	$(1,129,369)
Net Income (Loss) per Common
Share - Basic & Diluted	$—	$(0.01)	$0.03	$(0.06)

NOTE 3 – STOCKHOLDERS’ EQUITY

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of September 30, 2016:

September 30, 2016
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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2015	6,158,333	$0.68	4.10	$—

Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Exprired/Cancelled	—	$—	—	$—
Outstanding at September 30, 2016	6,158,333	$0.68	3.60	$—

Exercisable at September 30, 2016	6,158,333	$0.68	3.60	$—

As of September 30, 2016, all options are vested.

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

The Transaction resulted in a change of control of the Company. With the purchase of the 15,250,000 shares, Coco acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco, was appointed Chief Executive Officer, Chief Financial Officer, and Corporate Secretary and as a member of our Board of Directors (the “Board”). Upon the Closing, Mr. Yale Farar resigned his position as President of the Company. On December 21, 2015 Mr. Farar resigned as a director of the Board. Also upon the Closing Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash Bell, LLC in the amount of $1,038 as of September 30, 2016. CF Car Wash Bell, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash Chandler, LLC in the amount of $601 as of September 30, 2016. CF Car Wash Chandler, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash I, LLC in the amount of $1,462 as of September 30, 2016. CF Car Wash I, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company, through its subsidiary True Blue Car Wash Corp., has a receivable from a related party, CF Car Wash II, LLC in the amount of $30 as of September 30, 2016. CF Car Wash II, LLC is part of a group of companies that are owned by the McDowell family. Members of the McDowell family are shareholders of True Blue Car Wash Corp.

The Company has a receivable from Lifestyle Property Partners, LP, a related party, in the amount of $537,595 as of September 30, 2016. Lifestyle Property Partners, LP is primarily managed by the Company’s President.

The Company, through its subsidiary True Blue Car Wash Corp., has a payable to a related party, Coco Partners, LLC in the amount of $464,567 as of September 30, 2016. Coco Partners, LLC is owned primarily by the President of the Company.

The following table summarizes the Company’s related party receivables and payables with the above mentioned related parties:

	As of	As of
	September 30, 2016	December 31, 2015

CF Car Wash Bell, LLC	$1,038	$—
CF Car Wash Chandler, LLC	601	—
CF Car Wash I, LLC	1,462	—
CF Car Wash II, LLC	30	—
Lifestyle Property Partners, LP	537,595	—
Coco Partners, LLC	(464,567)	—

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

Following is a summary of goodwill and intangibles assets:

	September 30, 2016			December 31, 2015
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible Assets
Amortizable Intangibles
Harju Music Catalog	$15,000	$(7,246)	$7,754	$15,000	$(6,442)	$8,558
Dorff's Writer's Share	40,000	(8,538)	31,462	40,000	(6,678)	33,322
	55,000	(15,784)	39,216	55,000	(13,120)	41,880

Unamortizable Intangibles	—	—	—	—	—	—

Total Intangible Assets	$55,000	$(15,784)	$39,216	$55,000	$(13,120)	$41,880

Trademarks	$19,044	$—	$19,044	$—	$—	$—

Goodwill	$8,753,527	$—	$8,753,527	$—	$—	$—

For the nine months ended September 30, 2016 and 2015, amortization expense was $2,664 and $2,768, respectively.

Amortization of the remaining intangible assets is expected to be $16,604 from 2016 through 2021, and $22,612 in aggregate for years thereafter through 2032.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2016			December 31, 2015
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Property and Equipment
Musical Equipment	$4,692	$(1,173)	$3,519	$4,692	$(469)	$4,223
Computer Equipment	1,396	(326)	1,070	1,396	(116)	1,280
Car Wash Equipment	1,102,126	(48,255)	1,053,871	—	—	—
Car Wash Improvements	505,846	(14,051)	491,795	—	—	—
Car Wash Vending Machine	3,938	(328)	3,610	—	—	—
Furniture and Equipment	60,242	(3,922)	56,320	3,700	(308)	3,392
Security Equipment	9,121	(189)	8,932	—	—	—
	$1,687,361	$(68,244)	$1,619,117	$9,788	$(893)	$8,895

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $67,350 and $404, respectively.

NOTE 7 - LEASES

The Company’s subsidiary, Latigo Shore Music, Inc., leases office space under a lease arrangement that is classified as an operating lease. The office space lease provides that Latigo pay insurance, utilities and maintenance plus minimum monthly rentals of $980 at September 30, 2016. Beginning October 1, 2016, the monthly rent payment will reduce to $490 for the remainder of the lease term. As of September 30, 2016, Latigo extended this lease for one year through May 31, 2017.

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

Total rent expense for the nine months ended September 30, 2016 and 2015 was $655,401 and $7,453, respectively.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Information related to the Company’s operating segments is as follows:

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- SEGMENT INFORMATION (CONTINUED)

	Music Publishing	Car Wash
	Business	Business	Corporate	Total
Three Months Ended September 30, 2016:

Revenues	$479	$1,972,094	$—	$1,972,573
Gross Profit	479	1,477,625	—	1,478,104
Selling, General and Administrative	(47,114)	(1,139,696)	(72,041)	(1,258,851)
Acquisition Related Expenses	—	(117,896)	(7,451)	(125,347)
Interest expense	(38)	—	—	(38)
Depreciation and Amortization	(1,377)	(39,866)	—	(41,243)
Net loss	(45,024)	97,430	(78,715)	(26,309)

Three Months Ended September 30, 2015:

Revenues	$1,524	$—	$—	$1,524
Gross Profit	$1,524	$—	$—	$1,524
Sellig, General and Administrative	$(75,168)	$—	$(269,153)	$(344,321)
Interest income	—	—	1,360	1,360
Interest expense	—	—	(113)	(113)
Depreciation and Amortization	(1,326)	—	—	(1,326)
Net loss	(73,643)	—	(267,794)	(341,437)

	Music Publishing	Car Wash
	Business	Business	Corporate	Total
Nine Months Ended September 30, 2016:
Revenues	$681	$3,421,821	$—	$3,422,502
Gross Profit	681	2,605,463	—	2,606,144
Selling, General and Administrative	(171,482)	(1,811,343)	(155,906)	(2,138,731)
Acquisition Related Expenses	—	(603,913)	(129,266)	(733,179)
Interest Income	—	—	2,218	2,218
Interest Expense	(76)	—	—	(76)
Depreciation and Amortization	(4,132)	(65,882)	—	(70,014)
Net Loss	(170,006)	92,171	(284,819)	(362,654)

Nine Months Ended September 30, 2015:
Revenues	$2,228	$—	$—	$2,228
Gross Profit	2,228	—	—	2,228
Selling, General and Administrative	(155,009)	—	(482,686)	(637,695)
Interest Income	—	—	1,360	1,360
Interest Expense	(128)	—	(559)	(687)
Depreciation and Amortization	(3,172)	—	—	(3,172)
Net Loss	(152,781)	—	(481,326)	(634,107)

The following is a summary of the Company’s total assets as of September 30, 2016 and December 31, 2015:

Total Assets:
Music Publishing Business	$53,783	$122,390
Car Wash Business	12,646,448	—
Total Segment Assets	12,700,231	122,390
Corporate and Eliminations	67,389	5,093,604
Total Assets	$12,767,620	$5,215,994

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

	September 30, 2016	December 31, 2015
Current
Federal	$77,758	$—
State	22,157	—
	99,915	—

Deferred
Federal	(243)	243
State	(42)	42
	(285)	285

Total	$99,630	$285

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	September 30, 2016	December 31, 2015
Federal Statutory Rate	34.00%	34.00%
Federal Rate Adjustment	0.62%	0.00%
State Taxes	-11.53%	8.84%
Meals & Entertainment	-0.87%	0.00%
Change in Valuation Allowance	-56.55%	-42.84%
Other	-3.55%	0.00%
Effective Rate	-37.88%	0.00%

Deferred income tax assets (liabilities) are as follows:

	September 30, 2016	December 31, 2015

Deferred income tax liabilities:
Property, Plant and Equipment	(16,333)	(285)
Trademarks	(149)	—
Goodwill	(68,556)	—
	(85,038)	(285)

Deferred income tax assets:
Start-Up Expenses	42,441	50,792
Intangible Assets	19,729	10,601
Net Operating Loss Carryforward	485,628	745,490
Charitable Contributions Carryforward	18	199
Acquisition Related Expenses	429,124	—
Deferred Rent	63,910	—
Less Valuation Allowance	(955,812)	(807,082)
	85,038	—

Total Deferred Taxes	$—	$(285)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

As of September 30, 2016, the Company had incurred $300,000 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $187,464 amortizable over 15 years. Trademarks of $19,044 amortizable over 15 years and Goodwill of $8,753,526 amortizable over 15 years.

Additionally, the Company has net operating loss carry forwards of approximately $1,230,860 and $1,849,267 for both federal and state purpose, respectively. These federal and state carry forwards are scheduled to expire beginning 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2011 and by the Franchise Tax Board for years prior to 2010. There could be certain limitation, imposed by Internal Revenue Code Section 382, on the utilization of these loss carry forwards if there were more than a 50 percent change of control. The Company has recorded a deferred tax asset of $1,085,000 and a deferred tax liability of $85,000. As of September 30, 2016, the Company established a valuation allowance of $1,085,000 to fully offset the deferred tax asset based on a brief history of operations.

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

Corporate Overview

Since our acquisition of Latigo Shore Music, Inc. in 2007 and prior to May 2015, our principal business objective was to achieve long-term growth of Latigo’s music publishing business. Latigo’s primary activity is the acquisition and exploitation of music copyrights for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 281 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (125).  Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stages of development, we have generated only a minimal amount of revenue from those operations.

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

Management, Operation, and Development of Car Wash Facilities by True Blue Car Wash Corp.

The acquisition of the express car wash businesses by True Blue Car Wash Corp. was the first step in executing the investment strategy developed by Coco Partners, LLC. True Blue has now entered the car wash industry in Arizona and it will continue with the management and operation of the acquired express car wash businesses. In addition, True Blue will continue to develop the brand it acquired as well as identify other potential car wash operations to acquire in order to grow its portfolio of car wash facilities.

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

Results of Operations for the three months ended and nine months ended September 30, 2016 and 2015

During the three months ended September 30, 2016, the Company generated $479 of revenues from its music business compared to 1,524 revenues for the three months ended September 30, 2015. Also, during the three months ended September 30, 2016, the Company generated $1,972,573 in revenues from its newly acquired car wash business. During the three months ended September 30, 2016 and 2015, the Company incurred general and administrative expenses of $1,258,851 and $344,321, respectively. The Company also incurred acquisition costs of $125,347 during the three months ended September 30, 2016. Marketing, advertising, and operational and production expenses of Latigo for the three months ended September 30, 2016 in the amount was $47,152. The Company had professional and legal fees related to complying with the Company’s SEC reporting obligations and consulting fees of $72,036 for the three months ended September 30, 2016..

During the nine months ended September 30, 2016, the Company generated $681 of revenues from its music business compared to $2,228 revenues for the nine months ended September 30, 2015.  Also, during the nine months ended September 30, 2016, the Company generated $3,422,502 in revenues from its newly acquired car wash business. During the nine months ended September 30, 2016 and 2015, the Company incurred general and administrative expenses of $2,138,731 and $637,695, respectively. The Company also incurred acquisition costs of $733,179 during the nine months ended September 30, 2016. Marketing, advertising and operational and production expenses of Latigo for the nine months ended September 30, 2016 in the amount of $172,337. The Company had professional and legal fees relating to complying with the Company’s SEC reporting obligations and consulting fees of $158,548 for the nine months ended September 30, 2016.

Equity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of September 30, 2016, we had an accumulated deficit of $2,603,067.  As of September 30, 2016, we had cash of $1,433,474 and a working capital of $937,719, compared to cash of $5,165,219 and a working capital of $5,152,265 at December 31, 2015. The decrease in cash and working capital was primarily due to the acquisition of the car wash businesses.

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

As discussed above, the Company recently completed the Transaction as part of an investment strategy by Coco to utilize the Company as an investment vehicle to acquire other operating companies with significant revenue and cash flow, which in turn may enhance the Company’s liquidity and capital resources.  However, there is no guarantee that Coco and the Company will be able to identify a suitable target or otherwise execute such acquisition strategy successfully, and failure to do so may have a material adverse effect on our business and financial conditions.

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

Off-balance Sheet Arrangements

Since our inception through September 30, 2016, we have not engaged in any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

As a “small reporting company” we are not required to provide this information pursuant to Regulation S-K.

Item 4. Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2016, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. .

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.      Legal Proceedings

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on the Company’s business, financial position, results of operations or cash flows.

Item 1A.   Risk Factors

This section is not required for a small reporting company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

None

Item 6.       Exhibits

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

ROKWADER, INC.

Date: November 22, 2016	/s/ Robert Wallace
Robert Wallace, Chief Executive Officer

Date: November 22, 2016	/s/ Robert Wallace
Robert Wallace, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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