Form 10-K
period 2016-12-31
ROKWADER, INC.
filed 2017-05-25
CIK 1322952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(408) 221-6900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was $1,582,244.

As of May 24, 2017, there were 18,292,777 shares of Common Stock, $0.001 par value, outstanding.

Documents Incorporated By Reference. None

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

History

ROKWADER, INC. (the “Company”), was organized under the laws of the State of Delaware on March 18, 2005 as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. On April 23, 2007, Rokwader completed an acquisition of all of the issued and outstanding capital stock of Latigo Shore Music, Inc. (“Latigo”). Substantially all of the business conducted by Rokwader is through Latigo, its wholly-owned subsidiary, until May 2, 2016, when the Company, through its True Blue Car Wash subsidiary, acquired five Express car washes. In May and June 2015, the Company underwent a change of control when it sold an aggregate of 15,250,000 shares of its common stock, together with a warrant to purchase an additional 5,900,000 shares of its common stock to Coco Partners, LLC. As a result of this transaction and the change of control of the Company, our business strategies and plan of operations have evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle through Coco Partners.

Corporate Overview

From 2007, when we acquired Latigo Shore Music, Inc. until May 2016, when we acquired five express car washes, our principal business objective had been to achieve long-term growth of Latigo’s music publishing business.  Latigo’s primary activity is the acquisition and exploitation of music copyrights for the purpose of creating viable entertainment assets, such as a music catalog, that is capable of generating revenue through various publishing outlets. The current Latigo catalog (including copyrights and publishing rights) consists of 306 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (150).  Other songwriters and their publishing designees own the balance of the percentages of these songs.  Typically, total income from a song is split 50% each between the publisher and the writer in a music publishing catalog. Publishers generally collect all income except for the “writers share” from public performance income. Writer’s receive their share of royalties for public performance directly from performing rights organizations such as Broadcast Music, Inc. and the publishers only collect the “publisher’s share” of public performance income.  As Latigo’s business is still in its early stage of development, we have generated only a minimal amount of revenue from our operations. In December 2016, Andrew Dorff’s promising career ended with his untimely death due to a tragic accident, putting the future value of Latigo’s key artist content in question. Further, Latigo did not re-new the contract of Jeston Cade, so no new song rights will be added from either artist.

As discussed in more detail below, on May 7, 2015, we completed a transaction with Coco Partners, LLC (“Coco Partners”) in which Coco Partners acquired a controlling interest in the Company by purchasing newly issued shares of our common stock and warrants to purchase shares of our common stock (the “Transaction”).  The Transaction is part of an investment strategy of Coco Partners in which the Company may serve as an investment vehicle to acquire other operating companies with significant revenue streams and cash flow. We believe such acquisition and investment strategy, if executed successfully, provides opportunities to enhance shareholder value. Our first acquisition was five express car washes in Arizona, which is discussed below.

Business Strategy and Plan of Operations

As a result of the Transaction and the change in control of the Company, our business strategies and plan of operations have evolved to transform the Company into an investment and acquisition vehicle, in order to acquire operating earnings through acquisitions of operating businesses (“OPCOs”), in select industries.

Strategy and Operation as Investment Vehicle

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

The Company will seek to acquire equity stakes in operating companies with an asymmetrical risk/reward profile where we can accelerate growth, amplify valuation and create liquidity. The Company intends to partner with senior management that are leaders in their industry with deep domain expertise and proven, scalable business models. In some cases, the Company will identify a talented operator with deep domain expertise and build a platform around the operator upon identifying a platform acquisition.  We believe that serving as an investment vehicle for such strategy would benefit the Company by enhancing our ability to generate revenue and net income, and providing more predictable financing as the Company’s credibility and financial stability become more secured. As a first step in executing this strategy, the Company amended the by- laws and the authorized capital of its subsidiary, Rokwader Acquisition Corporation, and changed its name to True Blue Car Wash Corp. (“True Blue”). The Company then invested $7,995,000 in True Blue in exchange for 12,300,000 shares of its common stock.

On May 2, 2016, True Blue acquired 5 Express car washes, to acquire a leading express car wash platform in the Phoenix MSA, and entered into a forward purchase agreement for the acquisition of an additional 6 car washes, in various stages of development with the same operator. This acquisition represents the initial industry opportunity that we are intending to execute a consolidation strategy. The “Express Car Wash” model has been disruptive to the car wash industry in general, pressuring the “Full Serve” model due to price and convenience, and becoming major competition to the self-serve, or “Wand Wash” sector. Full serve car washes have adapted with a competitive strategy known as “Flex”, whereby a customer, can, for a reduced rate, get an exterior wash only, just as an “Express” offer. An express car wash allows a driver to remain in the car, while it moves through a tunnel about 120-150 feet in length, providing a quality external wash. Vacuum stations are available for customers to do self-serve vacuuming at no additional charge. The advantage of the express model to the customer is speed, convenience and price, while the advantage to the operator is the minimal number of employees required to operate it (usually 2-3), due to the automation and self-serve nature of the units, and low fixed costs, which results in high net margins.

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

The Company has identified Express and Flex car wash operators in select MSAs that we believe can be acquired, in clusters within the select markets, which we also believe is key to consolidating the industry. The Company formed a private subsidiary, Acquisition Corporation (“CW” or “Acquisition Subsidiary”) to be used to acquire the operating car wash platform (“CW Platform”) currently under LOI. CW intends to acquire the Car Wash portfolio, for cash initiating the consolidation strategy of the car wash industry in select Metropolitan Strategic Areas (“MSA”s). Future acquisitions will be pursued to grow CW, with flexible financial options for funding, including sale-leaseback, cash and possibly shares of CW as acquisition currency, depending on needs of sellers.

The Company intends to acquire the car washes in its existing Acquisition Subsidiary, and the board of directors of the Company has authorized the Company to invest cash in the Acquisition Subsidiary in exchange for additional shares of capital stock in the Acquisition Subsidiary, for the purpose of funding the acquisition of the first car wash portfolio, as described below. The Company believes it will need to raise additional capital in the Acquisition Subsidiary in order to meet its goal of making acquisitions of several additional car washes in the target MSAs.

The first 8 months of operations of the 5 car washes acquired in its True Blue subsidiary are reflected in the financial statements of the Company. The remaining 6 locations are expected to be acquired under forward purchase contracts at a fixed multiple of EBITDAR. As the new sites mature to stabilized profitability, CW intends to exercise its right to acquire the sites. The 6 forward purchase sites are expected to generate similar results as the first 5 locations in annual EBITDA at the time of acquisition exercise. All of the acquisitions are subject to final due-diligence and definitive agreements (“Definitive Documents”). In addition to the first 5 acquired car wash businesses, CW has entered into Letters of Intent (LOI’s) to acquire an additional 9 car washes in the PHX MSA, 5 in Southern California, 5 in Mid-West, and 10 in the North East, for a total of 29 additional car washes. The company also entered into an additional 4 Forward Purchase Agreements (“FPAs”) for the future acquisition of newly developed car washes. With the 10 FPAs, and 29 pending acquisitions, and 5 owned sites, the Company intends to own 44 car wash businesses. The company is actively pursuing several other acquisitions in each of the MSAs it is entering with initial acquisitions, in order to increase market share in each of its target MSAs. All of the LOI’s are subject to certain conditions economic milestones, that if not met, the acquisitions of some of the car washes will be terminated. There is no assurance that the acquisition of any of the car washes that are parties to the LOI’s will be completed or if completed that future operational results will be consistent with prior results of operations.

Through the end of our 2017 fiscal year, we intend to pursue diligently the investment vehicle strategy with a particular focus on the car wash consolidation.  As such, we expect our expenses to increase due to additional costs associated with the execution of such strategy, including additional legal, accounting and consulting fees.

Car Wash Industry Overview

•	According to Road and Travel Magazine, nearly $24 billion is spent by US vehicle owners every year repairing the damage corrosion causes.
•	The Environmental Protection Agency reports that acid rain, which is particularly problematic in urban and industrial areas, leads to paint damage on vehicles when the moisture evaporates.
•	Salt from the sea, salt added to winter roads, and even tree sap or dead bugs can all cause rust under the carriage, in the wheel wells, or even under the hood.
•	Just 1-2 professional car washes per month allow vehicle owners the opportunity to maintain their dignity while providing proactive interventions for one of their biggest investments.
•	The number of untapped consumers is large: a recent survey shows that more than 50% of car owners wash their cars less than once a month and another 16% of owners say that they never wash their cars.
•	Carlove.org reports that 27% of vehicle owners say that their car smells or that it used to smell because of the garbage they kept in it.
•	There are currently just 75,000 car washes in the United States, which means there are only about 3 car washes for every incorporated community.

Latigo Music Publishing Business

After the completion of the Transaction in May 2015, our music publishing business continued uninterrupted.  The music publishing business includes copywriting musical compositions that are written by various songwriters and composers. Music publishers exploit the copyrights to produce revenues via sales of recordings and other musical usages such as commercials, radio plays and television shows. The music publishing business is primarily an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and the administration of the songwriter’s creativity, we receive a share of the revenues generated from the use of the song(s). We expect that our publishing revenue will be derived from two principal sources:

☐ ·	Mechanical: Latigo, as licensor receives royalties with respect to songs embodied in recordings sold in any format or configuration, including physical recordings (e.g. CD’s, DVD’s, video cassettes), online and wireless downloads.
☐ ·	Performance: Latigo, as licensor, receives royalties if the song is performed publicly through broadcast of music on television, radio, cable and satellite, live concert performances or other venues, such as nightclubs and stage theatrical productions.

One of Latigo’s assets is a music catalog (the "Latigo Catalog") that was acquired as part of our acquisition of Latigo on April 23, 2007.  The current Latigo catalog (including copyrights and publishing rights) consists of 306 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50) and Jeston Cade (150). Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo.  Other songwriters and their publishing designees own the balance of the percentages of these songs.  This is standard procedure in the music industry as many songs are collaborations of more than one writer.  Other songwriters also sometimes have their own publishing designees. Andrew Dorff’s promising career was ended when he was killed in a tragic accident in December 2016. The Company is evaluating alternatives for its music catalog, given the future uncertainty of new catalog rights based on events of last year.

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

The car wash industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. The Company's competitors may have significantly greater financial and operating resources than the Company. The Company faces competition from sources outside the car wash industry, such as gas stations, that offer automated car wash services. Because barriers to entry in the general car wash industry are relatively low, competition may arise from new sources not currently competing with the Company.

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

Subsequent Events

On April 28, 2017, the Board of Directors of the Company approved a plan for the sale of the Company’s music publishing business held by its wholly-owned subsidiary, Latigo Shore Music, Inc. (“Latigo”). Due to the Company’s shift in business strategies from the music publishing business to being an investment and acquisition vehicle to acquire operating car wash businesses, the Company deemed necessary for the disposal of its music publishing segment in order to concentrate its full efforts in carrying on its new business strategy. As such, the Board has instructed the management of the Company to execute a plan for the sale of Latigo’s music publishing business. The Company expects to sell Latigo’s music publishing business at a price that is reasonable in relation to its current fair value and expects the sale to be completed within the next few months. There is no assurance that a sale of Latigo will be completed or if completed, at a price equal to, or in excess of its current fair value.

In addition, on April 28, 2017, the Board of Directors of the Company authorized management to change the name of the Company from Rokwader, Inc. to True Blue Holdings, Inc.

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

Employees

As of December 31, 2016, we had one employee. The Company utilizes various independent contractors for marketing and accounting services. True Blue has a few hundred working directly in the operating car wash business, for True Blue Car Wash Corp.

Item 1A.	Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our corporate and operational offices are located at 15466 Los Gatos Blvd., #109-352, Los Gatos, CA 95032. The office was rented on a year lease commencing September 30, 2015 for $1,161.00 per month. In addition, music studio facilities, if needed, are provided to us at no cost to the Company by Mr. Dorff, a former Director and President of Latigo. We believe these spaces are currently adequate and plans to move to expanded office space are contingent upon raising additional capital, increasing revenues and the hiring of additional employees.

Our subsidiary, True Blue Car Wash Corp.’s operates five separate express car washes in Arizona. The locations are:

1702 N. 44th Street, Phoenix, AZ

711 W. Grand Avenue, Phoenix, AZ

1490 W. Chandler Blvd., Chandler, AZ

1503 W. Camelback Road, Phoenix, AZ

5901 W. Bell Road, Glendale, AZ

The real estate where these operations are located is being leased from an unrelated third party, Spirit Master Funding X, LLC (“Spirit”). True Blue signed a lease with Spirit on September 29, 2016 for an initial term of twenty years. True Blue will pay an initial base annual rent of $1,200,000 with annual increases of 2% of the base annual rent then in effect. The rent adjustments will begin on October 1, 2017 and the first day of each October thereafter during the lease term. True Blue has the right and option to extend the lease for four additional successive periods of five years each.

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

Fiscal Year Ending December 31, 2014	High Bid	Low Bid

Quarter Ended March 31, 2014	$0.40	$0.40
Quarter Ended June 30, 2014	$0.40	$0.40
Quarter Ended September 30, 2014	$0.45	$0.40
Quarter Ended December 31, 2014	$0.45	$0.40

Fiscal Year Ending December 31, 2015

Quarter Ended March 31, 2015	$0.44	$0.40
Quarter Ended June 30, 2015	$0.54	$0.44
Quarter Ended September 30, 2015	$0.74	$0.51
Quarter Ended December 31, 2015	$0.78	$0.25

Fiscal Year Ending December 31, 2016

Quarter Ended March 31, 2016	$0.51	$0.51
Quarter Ended June 30, 2016	0.52	0.52
Quarter Ended September 30, 2016	0.90	0.52
Quarter Ended December 31, 2016	0.66	0.66

Fiscal Year Ending December 31, 2017

Quarter Ended March 31, 2017	$0.66	$0.66
April 1, 2017 through May 24, 2017	$0.67	$0.66

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

Common Stock Currently Outstanding

As of May 24, 2017, 18,292,777 shares were issued and outstanding.

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

This 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

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

Management, Operation, and Development of Car Wash Facilities by True Blue Car Wash Corp.

The acquisition of the leading express car wash platform, in the Phoenix Metropolitan Strategic Areas (“MSAs”), by True Blue Car Wash Corp. was the first step in executing the Company’s investment strategy. True Blue has now entered the car wash industry in Arizona and it will continue with the management and operation of the acquired express car wash businesses. In addition, True Blue will continue to develop the brand it acquired as well as identify other potential car wash operations to acquire in order to grow its portfolio of car wash facilities.

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

The first 8 months of operations of the five car washes acquired by True Blue are reflected in the financial statements of the Company. The remaining 6 locations are expected to be acquired under forward purchase contracts at a fixed multiple of EBITDAR. As the new sites mature to stabilized profitability, True Blue intends to exercise its right to acquire the sites. The 6 forward purchase sites are expected to generate similar results as the first 5 locations in annual EBITDA at the time of acquisition exercise. All of the acquisitions are subject to final due-diligence and definitive agreements. There is no assurance that the acquisition will be completed or if completed that future operational results will be consistent with prior results of operations.

Through the end of the Company’s 2017 fiscal year, we intend to pursue diligently the investment vehicle strategy with a particular focus on the car wash consolidation. As such, we expect our expenses to increase due to additional costs associated with the execution of such strategy, including additional legal, accounting, and consulting fees.

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

One of Latigo’s assets is a music catalog (the “Latigo Catalog”) that was acquired as part of our acquisition of Latigo on April 23, 2007. The current Latigo catalog (including copyrights and publishing rights) consists of 306 original songs written in whole or in part by Andrew Dorff (106), Gary Harju (50), and Jeston Cade (150). Andrew Dorff, an adult son of Steve Dorff, a director of the Company and President of Latigo. Other songwriters and their publishing designees own the balance of the percentages of these songs. This is standard procedure in the music industry as many songs are collaborations of more than on writer. Other songwriters also sometimes have their own publishing designees.

During the year ended December 31, 2016, the Company generated $831 of revenues from its music business compared to $2,342 of revenues generated during the year ended December 31, 2015. Also, during the year ended December 31, 2016, the Company generated $5,200,711 in revenues from its newly acquired car wash business. During the year ended December 31, 2016 and 2015, the Company incurred selling, general and administrative expenses of $2,274,150 and $289,438, respectively. The Company also incurred acquisition related expenses of $751,354 during the year ended December 31, 2016 compared to $440,813 during the year ended December 31, 2015. Marketing, advertising, and operational and production expenses of Latigo for the year ended December 31, 2016 were $195,076 compared to $207,854. The Company had professional and legal fees relating to complying with the Company’s SEC reporting obligations and consulting fees of $236,755 during the year ended December 31, 2016 compared to $95,591 during the year ended December 31, 2015.

During the years ended December 31, 2016 and 2015, the Company had revenues of $5,201,542 and $2,342, respectively. The increase was entirely due to the acquisition of the five express car washes. During the years ended December 31, 2016 and 2015, the net loss attributed to the Company was $(521,421) and $(744,696), respectively. The losses in 2016 were principally attributable to expenses related to costs of acquisition of the five express car washes. As of December 31, 2016, the Company had stockholders’ equity of 14,791,233, of which $10,113,899 is non-controlling interest in net assets of subsidiary. As of December 31, 2015, the Company had stockholders’ equity of $5,200,755.

Equity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of December 31, 2016, we had an accumulated deficit of $2,750,359.  As of December 31, 2016, we had cash of $5,921,197 and a working capital of $4,779,350, compared to cash of $5,165,219 and a working capital of $5,150,265 at December 31, 2015. The increase in cash was primarily due to proceeds from the issuance of stock in the Company’s subsidiary, True Blue. The decrease in working capital was primarily due to the acquisition of the five express car wash businesses.

On December 20, 2016, Mr. William Barnett exercised 25,000 of his vested stock options in the Company. The Company received $18,750 for the exercising of these 25,000 shares of its common stock at an exercise price of $0.75 per share.

On February 16, 2016, the Company’s subsidiary True Blue authorized the issuance of 150,000 restricted common stock shares of True Blue stock to Gateway Advisors, Inc. (“GA”), in exchange for the contribution of Intellectual Property by GA, including the non-exclusive right to use GA’s business plan and acquisition model for the roll-up of the car wash industry. These 150,000 restricted common stock shares of True Blue are subject to a vesting contingency which requires a liquidity event, defined as an effective initial public offering in an amount not less than $5,000,000, a sale of True Blue, or a merger of True Blue. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for this issuance has been determined to be “de minimis.”

Also on February 16, 2016, the Company’s subsidiary True Blue authorized the issuance of 365,000 restricted common stock shares of True Blue stock to COCO Partners, LLC (“COCO”) in exchange for the contribution to True Blue of the Letter of Intent for the purchase of Clean Freak car washes and other work related to the acquisition of Clean Freak car washes. These 365,000 restricted common stock shares of True Blue are subject to a vesting contingency which requires a liquidity event, defined as an effective initial public offering in an amount not less than $5,000,000, a sale of True Blue, or a merger of True Blue. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for this issuance has been determined to be “de minimis.”

As discussed above, the Company recently completed the acquisition of five express car wash businesses as part of an investment strategy by Coco to utilize the Company as an investment vehicle to acquire other operating companies with significant revenue and cash flow, which in turn may enhance the Company’s liquidity and capital resources.  During the period from acquisition, May 1, 2016 through December 31, 2016, the five newly acquired car washes produced revenues of $5,200,711. The car washes are expected to provide sufficient cash flow to fund their operations.

To the extent that the Company's capital resources are insufficient to meet make further acquisitions, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with certain investors, corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.  No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate plans for future acquisitions.

Application of Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP and are based on the application of significant accounting policies. In preparing the financial statements, Management has to make significant judgments and estimates. Management continuously evaluates information used to make these estimates as our business and the economic environment change.

The following is a summary of our most critical accounting policies and estimates. See Note 1 of Notes to the Consolidated Financial Statements for a listing of our other significant account policies.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC Topic 805 related to Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Goodwill was recorded and it represents the excess of the purchase price over the estimated fair values of net tangible and intangible assets acquired. Additionally, Topic 805 requires that identifiable intangible assets acquired in a business combination, separate from goodwill, be recorded at their acquisition date fair value. In the event the estimated fair value of the assets and liabilities acquired exceed the purchase price paid, a bargain purchase gain is recorded in the consolidated statement of operations.

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

Sales revenue is recognized when earned based on three different scenarios. A customer can purchase one individual car wash and revenue is recognized at the time the car wash is provided. A second scenario is when a customer purchases a monthly membership; the Company recognizes the revenue when the membership is paid. The third scenario is for certain customers that are billed on a monthly basis. For these customers, revenue is recognized each time the customer comes in for a car wash. They are billed at the end of the month for services provided during that month.

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

 Off-balance Sheet Arrangements

Since our inception through December 31, 2016, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 of Notes to the Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

ROKWADER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rokwader, Inc.

We have audited the accompanying consolidated balance sheets of Rokwader, Inc. (the "Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 31, 2015, and the results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California May 24, 2017

ROKWADER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,	DECEMBER 31,
	2016	2015
CURRENT ASSETS:

Cash (Note 1)	$5,921,197	$5,165,219
Accounts Receivable	10,852	—
Prepaid Expenses	27,992	—
TOTAL CURRENT ASSETS	5,960,041	5,165,219

PROPERTY AND EQUIPMENT
Property and Equipment, Net of Accumulated Depreciation
of $539,884 and $893, respectively. (Note 1 & 6)	2,320,002	8,895

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $16,672 and $13,120, respectively (Note 5)	38,328	41,880
Deposits	171,680	—
Trademarks (Note 5)	19,044	—
Goodwill (Note 5)	7,527,287	—
TOTAL OTHER ASSETS	7,756,339	41,880

TOTAL ASSETS	$16,036,382	$5,215,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$236,962	$6,600
Accrued Expenses	32,193	5,700
Accrued Interest Payable	786	—
Other Current Liabilities	31,348	—
Gift Cards & Certificates	159,842	—
Accrued Dividends Payable	132,706	—
Income Tax Payable (Note 1 & 10)	57,854	—
Credit Card Payable	—	2,654
Accrued Salaries, Wages and Benefits	166,183	—
Related Party Payables (Note 4)	344,067	—

TOTAL CURRENT LIABILITIES	1,161,941	14,954

OTHER LIABILITIES
Deferred Rent	64,458	—
Deferred Tax Liability (Note 1 & 10)	—	285

TOTAL OTHER LIABILITIES	64,458	285

TOTAL LIABILITIES	1,226,399	15,239

STOCKHOLDERS’ EQUITY:
Rokwader, Inc. Stockholders' Equity:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of December 31, 2016 and December 31, 2015 none issued and outstanding.	$—	$—
Common Stock, $.001 par value, 50,000,000 sharesauthorized, 18,292,777 shares issued and outstanding as of December 31, 2016 and 18,267,777 shares issued and outstanding as of December 31, 2015.	18,292	18,267
Additional Paid-In Capital	7,428,151	7,409,426
Accumulated (Deficit)	(2,750,359)	(2,226,938)
Total Rokwader, Inc. Stockholders' Equity	4,696,084	5,200,755

Noncontrolling Interest in Net Assets of Subsidiary	10,113,899	—

TOTAL STOCKHOLDERS' EQUITY (Note 3)	14,809,983	5,200,755

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,036,382	$5,215,994

The accompanying notes are an integral part of these consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31 2016	DECEMBER 31 2015

NET REVENUE	$5,201,542	$2,342

COST OF GOODS SOLD	(1,371,796)	—

GROSS PROFIT	3,829,746	2,342

OPERATING EXPENSES
Selling, General and Administrative	(2,274,150)	(289,438)
Rent Expense (Note 7)	(870,880)	(14,007)
Acquisition Related Expenses (Note 2)	(751,354)	(440,813)
Depreciation and Amortization (Note 5 & 6)	(542,825)	(4,583)
TOTAL OPERATING EXPENSES	(4,439,209)	(748,841)

LOSS FROM OPERATIONS	(609,463)	(746,499)

OTHER INCOME (EXPENSES)
Interest Income	2,218	2,906
Interest Expense	(862)	(818)
(Loss) on Disposal of Equipment	(653)	—
Gain on Bargain Purchase	196,523	—
TOTAL OTHER INCOME (EXPENSES)	197,226	2,088

LOSS BEFORE INCOME TAXES	(412,237)	(744,411)

PROVISION FOR INCOME TAXES (Note 1 & 10)	(59,169)	(285)

NET LOSS	(471,406)	(744,696)

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	52,015	—

NET LOSS ATTRIBUTABLE TO
ROKWADER, INC.	$(523,421)	$(744,696)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC & DILUTED	18,268,460	13,020,859

The accompanying notes are an integral part of these consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					NONCONTROLLING
	COMMON STOCK		ADDITIONAL		INTEREST IN NET
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	ASSETS OF SUBSIDIARY	TOTAL

BALANCE, DECEMBER 31, 2014	2,623,718	$2,624	$1,063,590	$(1,482,242)	$—	$(416,028)

Conversion of Debt into Common Stock
February 18, 2015 (Note 2)	317,392	317	195,743	—	—	196,060

Issuance of Common Stock on
February 24, 2015 (Note 2)	10,000	10	4,390	—	—	4,400

Forgiveness of Debt on April 28, 2015 (Note 3)			62,778	—	—	62,778

Issuance of Common Stock on
May 4, 2015 (Note 2)	15,250,000	15,250	6,032,991	—	—	6,048,241

Issuance of Common Stock on
December 21, 2015 (Note 2)	66,667	66	49,934	—	—	50,000

Net Loss	—	—	—	(744,696)	—	(744,696)
BALANCE, DECEMBER 31, 2015	18,267,777	$18,267	$7,409,426	$(2,226,938)	$—	$5,200,755

Issuance of Subsidiary Preferred Stock
to Noncontrolling Interest (Note 2)	—	—	—	—	6,207,590	6,207,590

Issuance of Subsidiary Common Stock
to Noncontrolling Interest (Note 4)	—	—	—	—	3,987,000	3,987,000

Issuance of Common Stock for the exercise
Of options on December 20, 2016 (Note 3)	25,000	25	18,725	—	—	18,750

Preferred Stock Dividend Issued	—	—	—	—	(132,706)	(132,706)

Net Loss	—	—	—	(523,421)	52,015	(471,406)
BALANCE, DECEMBER 31, 2016	18,292,777	$18,292	$7,428,151	$(2,750,359)	$10,113,899	$14,809,983

The accompanying notes are an integral part of these consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31 2016	DECEMBER 31 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(471,406)	$(744,696)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation expense	539,273	893
Amortization expense	3,552	3,690
Loss from sale of property and equipment	653	—
Gain on bargain purchase	(196,523)	—
Issuance of stock for services rendered	—	4,400
Amortized deferred rent	64,458	—

Changes in assets and liabilities:
Accounts receivable	(10,852)	—
Prepaid expenses	(27,992)	—
Inventory (Note 2)	15,117	—
Deposits	(171,680)	—
Accounts payable	230,362	3,546
Accrued expenses	26,493	5,700
Other current liabilities	31,348	—
Gift Cards & Certificates	140,092	—
Credit card payable	(2,654)	(17,344)
Accrued dividends payable to noncontrolling interest	132,706	—
Income tax payable (Note 1 & 10)	57,854	—
Accrued salaries, wages and benefits	166,183	—
Accrued interest payable	786	(61,060)
Deferred tax liability (Note 1 & 10)	(285)	285

Net Cash Provided by (Used in) Operating Activities	527,485	(804,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment (Note 6)	(21,393)	(9,788)
Sale of property and equipment	1,000	—
Business Acquisition (Note 2)	(3,968,225)	—

Net Cash Used for Investing Activities	(3,988,618)	(9,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	18,750	6,357,079
Issuance of subsidiary common stock (Note 4)	3,987,000	—
Related party payables (Note 4)	344,067	—
Distribution to noncontrolling interest	(132,706)	—
Repayment of related party note payable	—	(385,000)

Net Cash Provided by Financing Activities	4,217,111	5,972,079

NET INCREASE IN CASH	755,978	5,157,705

CASH AT BEGINNING OF YEAR	5,165,219	7,514

CASH AT END OF YEAR	$5,921,197	$5,165,219

Cash Paid During the Period for:
Interest	$76	$818
Income taxes	$1,600	$5,075

Non-Cash Transactions:

Issuance of Subsidiary Stock to Purchase of property
and equipment (Note 2)	$(3,207,590)	$—

Acquisition by Subsidiary (Note 2)	$(3,000,000)	$—

Issuance of preferred stock by a subsidiary	$6,207,590	$—

Issuance of common stock by a subsidiary	$2,990,000	$—

Issuance of stock for interest payable	$—	$61,060

Forgiveness of notes payable	$—	$62,778

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

In May and June 2015, the Company underwent a change of control when it sold an aggregate of 15,250,000 shares of its common stock, together with a warrant to purchase an additional 5,900,000 shares of its common stock to Coco Partners, LLC (“Coco”). As a result of this transaction and the change of control of the Company, our business strategies and plan of operations has evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle focused on Rokwader Acquisition Corp. (“RAC”) supported by Coco.

On May 1, 2016, one the Company’s subsidiaries, RAC, acquired a number of car wash businesses in Arizona and entered into multiple agreements related to the acquisition of these businesses. With these acquisitions, the Company has entered the car wash market in Arizona where it plans to establish itself as the market share leader in that Metropolitan Statistical Area (“MSA”) in the car wash industry. With both of these acquisitions, the Company has moved from being a vehicle to acquire target companies to a Company with a fully operational business.

On May 11, 2016, RAC changed its name to True Blue Car Wash Corp (“True Blue”).

Prior to the acquisition of the car wash businesses by True Blue, substantially all of the business conducted by Rokwader was through Latigo, its wholly-owned subsidiary. Subsequently, the Company’s business will be focused on growth through True Blue and its car wash acquisitions. Through its majority-owned subsidiary, True Blue, the Company intends to acquire additional car washes, and the board of directors of the Company has authorized the Company to invest cash in True Blue in exchange for additional shares of capital stock in True Blue, for the purpose of funding the acquisition of True Blue’s car wash portfolio. The Company believes it will need to raise additional capital in order for True Blue to meet its goal of making acquisitions of several additional car washes in the target MSAs.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Rokwader, Inc. and subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company owns 100% of its subsidiary, Latigo Shore Music, Inc. The Company also owns 62.27% of its majority-owned subsidiary, True Blue Car Wash Corp.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. As of December 31, 2016 and 2015, the Company had zero cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company holds more than $250,000 in interest bearing accounts at one bank, thus there is a credit risk related to these cash deposits since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. As of December 31, 2016, the Company had cash balances of $5,912,197 in three banks and the Company had a credit risk of $5,671,197. As of December 31, 2015, the Company had cash balances of $5,165,219 in two banks and the Company had a credit risk related to these cash deposits as of December 31, 2015 of $4,915,219.

FINANCIAL CONDITION AND PLAN OF OPERATION

As of December 31, 2016, the Company had a working capital of $4,798,100, including $5,921,197 of cash on hand. The Company also generated positive cash flow of $527,485 from operating activities for the year ended December 31, 2016. The positive cash flow from operations was the result of an acquisition, on May 1, 2016 of five operating car washes as described in Note 2.

As a result of the acquisition, by True Blue of five Express Car Washes (“Express”) from a leading Express Car Wash operator in the Phoenix area, and the agreements to purchase an additional six Express Car Washes from the same operator, the Company has commenced to generate significant revenues, including $5,201,542 for the year ended December 31, 2016. The Company believes this acquisition will help accelerate growth, amplify valuation, and create liquidity.

Through its subsidiary, True Blue, the Company intends to acquire additional car washes in select Metropolitan Strategic Areas (“MSAs”) as part of its investment and operating strategy. True Blue has identified several Express and Full Service Car Washes (“Flex”) that could be acquired. The Company believes it will incur additional costs associated with the execution of this investment strategy, including legal, accounting, and consulting fees to fund these prospective acquisitions. The Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees, and from other sources of, such additional financings.

ACCOUNTS RECEIVABLE

The Company reports accounts receivable net of an allowance for doubtful accounts equal to the estimated collection losses to be incurred. Estimated losses are based on actual collection experience and management’s evaluation of the current status of existing receivables. The allowance for doubtful accounts is based on evaluation of various factors influencing the collectability of all receivables. Management anticipates no problems with collection and no allowance for doubtful accounts is considered necessary at December 31, 2016. There were no accounts receivable as of December 31, 2015.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATIONS

The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC Topic 805 related to Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Goodwill was recorded and it represents the excess of the purchase price over the estimated fair values of net tangible and intangibles assets acquired. Additionally, Topic 805 requires that identifiable intangible assets acquired in a business combination, separate from goodwill, be recorded at their acquisition date fair value. In the event the estimated fair value of the assets and liabilities acquired exceed the purchase price paid, a bargain purchase gain is recorded in the consolidated statement of operations.

LONG-LIVED ASSETS

The recoverability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in our business are written-off in the period identified since they are no longer expected to generate any positive cash flows for us. Long-lived assets that continue to be used by us are periodically evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets is written down to its estimated fair value.

GOODWILL AND INTANGIBLE ASSETS

As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, The Company tests Goodwill and other indefinite life intangible assets at least annually for impairment or when circumstances indicate an impairment may exist, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives. Goodwill and intangible assets with indefinite life are reviewed, at least annually, for impairment, or when events or circumstances indicate their carrying amount may not be recoverable. Based on the review of goodwill and the intangible assets, no impairment loss was recorded as of December 31, 2016 or as of December 31, 2015.

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

Sales revenue from the Company’s car wash operations is recognized when earned based on three different scenarios:

1.	A customer can purchase one individual car wash and revenue is recognized at the time the car wash is provided.
2.	A customer purchases a monthly membership; the Company recognizes the revenue when the membership is paid. If a customer requests for their membership to be cancelled, the Company authorizes a pro-rata refund for the days the membership is not used.
3.	The third scenario is for certain customers that are billed on a monthly basis. For these customers, revenue is recognized each time the customer comes in for a car wash. They are billed at the end of the month for services provided during that month.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company determined that the revenue recognition criteria from their car wash operations, is met in each of these three different scenarios. An arrangement exists when a customer uses one of the Company’s car wash facilities. Delivery has occurred when the customer’s car is washed. The sales price is fixed or determinable when the customer selects a car wash from a number of options offered by the Company. Each option has a predetermined price associated with it. Lastly, collection is done prior to the car wash service being provided, in scenarios 1 and 2. Collection in scenario 3 is done after the car wash service is provided only for customers that have established their credit worthiness.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying statement of operations. Total advertising expenses approximated $9,101 and zero for the years ended December 31, 2016 and 2015, respectively.

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

The Company utilizes the Topic 740 to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2016 and December 31, 2015.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY BASED PAYMENTS TO NON-EMPLOYEES

The Company applied the Financial Accounting Standards Board’s Accounting Standards Codification Topic 505 related to Equity Based Payments to Non-Employees to account for the options and warrants issued, as disclosed in Note 3 of these consolidated financial statements. According to Topic 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company believes that fair value of these options and warrants is a more reliable measure of the consideration received for services performed for the Company. We determined the fair value of these equity instruments using the Black-Scholes option-pricing model. Factors used in the determination of the fair value of these equity instruments include, the stock price at the grant date, the exercise price, the expected life of the equity instrument, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the equity instrument.

PREFERRED STOCK

The Board of Directors of True Blue, a majority-owned subsidiary of the Company, approved the issuance of 2,000,000 shares of Preferred Stock and designates these shares as Series A 4% Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred has a face amount of $3.75. The Series A Preferred pays a 4% annual dividend on the face amount, payable quarterly, in arrears. True Blue may defer payment of the dividend, in the event loan covenants or other financial restrictions prevent payment, but in such event the dividend shall accrue, and be paid on a Liquidity or Liquidation Event. A Liquidity Event is defined as an initial public offering, a sale, or a merger. Each issued and outstanding share of Series A Preferred is entitled to have one non-cumulative vote each, at each meeting of stockholder of True Blue with respect to any and all matters presented to the stockholders of True Blue for their action or consideration. The stockholders shall have the right at any time to convert outstanding shares of Series A Preferred into fully paid and nonassessable shares of common stock, at an initial conversion ratio of one share of common stock for each one share of Series A Preferred surrendered for conversion.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT DISCLOSURE

FASB ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of December 31, 2016, the Company operated through two reportable business segments: (1) Latigo music publishing business; and (2) the investment and acquisition vehicle focused on True Blue. Prior to April 2016, the Company operated through one reportable business segment; however, with the addition of True Blue in April 2016, the Company segregated its operations into two reporting segments to assess the performance of its business in the same way that management intends to review our performance and make operating decisions.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. ASU 2017-04 was issued by the Board to determine whether amendments, similar to those in 2014, that allowed private companies an alternative accounting treatment for subsequently measuring goodwill, should be considered for other entities, including public business entities and not-for-profit entities. The amendments in this Update state that to simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.

Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.

An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

This Update also includes amendments to the Overview and Background Sections of the Codification (as discussed in Part II of the amendments) as part of the Board’s initiative to unify and improve the Overview and Background Sections across Topics and Subtopics. These changes should not affect the related guidance in these Subtopics.

An entity should apply the amendments in this Update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this Update.

A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the guidance of this Update for future implementation.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. ASU 2017-01 was issued by the Board to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments should be applied prospectively on or after the effective date. The Company has assessed the application of this Update and does not anticipate it will have a material impact on the Company’s Consolidated Financial Statements.

In December 2016, the FASB issued Accounting Standards Update (ASU) 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 was issued by the Board to improve Topic 606. The issues addressed by this Update are as follows:

1)	Loan Guarantee Fees – The amendments in this Update clarify guarantee fees within the scope of Topic 460 (other than product or service warranties) are not within the scope of Topic 606. Entities should see Topic 815, Derivatives and Hedging, for guarantees accounted for as derivatives
2)	Contract Costs – Impairment Testing – The amendments in this Update clarify that when performing impairment testing an entity should (a) consider expected contract renewals and extensions and (b) include both the amount of consideration it already has received but has not recognized as revenue and the amount it expects to receive in the future.
3)	Contract Costs – Interaction of Impairment Testing with Guidance in Other Topics - The amendments in this Update clarify that impairment testing first should be performed on assets not within the scope of Topic 340, Topic 350, Intangibles—Goodwill and Other, or Topic 360, Property, Plant, and Equipment (such as Topic 330, Inventory), then assets within the scope of Topic 340, then asset groups and reporting units within the scope of Topic 360 and Topic 350.
4)	Provisions for Losses on Construction-Type and Production-Type Contracts - The amendments in this Update require that the provision for losses be determined at least at the contract level. However, the amendments allow an entity to determine the provision for losses at the performance obligation level as an accounting policy election.
5)	Scope of Topic 606 - The amendments in this Update remove the term insurance from the scope exception to clarify that all contracts within the scope of Topic 944 are excluded from the scope of Topic 606.
6)	Disclosure of Remaining Performance Obligations - The amendments in this Update provide optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. The amendments in this Update also expand the information that is required to be disclosed when an entity applies one of the optional exemptions.
7)	Disclosure of Prior-Period Performance Obligations - The amendments in this Update clarify that the disclosure of revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods applies to all performance obligations and is not limited to performance obligations with corresponding contract balances.
8)	Contract Modifications Example - The amendments in this Update better align Example 7 with the principles in Topic 606.
9)	Contract Asset versus Receivable - The amendments in this Update provide a better link between the analysis in Example 38, Case B and the receivables presentation guidance in Topic 606.
10)	Refund Liability - The amendment in this Update removes the reference to the term contract liability from the journal entry in Example 40.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

11)	Advertising Costs - The amendments in this Update reinstate the guidance on the accrual of advertising costs and also move the guidance to Topic 720, Other Expenses.
12)	Fixed-Odds Wagering Contracts in the Casino Industry - The amendments in this Update (a) create a new Subtopic 924- 815, Entertainment—Casinos— Derivatives and Hedging, which includes a scope exception from derivatives guidance for fixed-odds wagering contracts and (b) includes a scope exception within Topic 815 for fixed-odds wagering contracts issued by casino entities.
13)	Cost Capitalization for Advisors to Private Funds and Public Funds - The amendments in this Update align the cost-capitalization guidance for advisors to both public funds and private funds in Topic 946.

The effective date and transition requirements for the amendments in ASU 2016-20 are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently assessing this guidance for future implementation.

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

NOTE 2 – BUSINESS COMBINATIONS

On May 1, 2016, True Blue Car Wash Corp. (“True Blue”), a majority-owned subsidiary of the Company and formerly known as Rokwader Acquisition Corp, completed the acquisitions of five car wash businesses in Arizona, collectively known as Clean Freak Car Wash (“Clean Freak”), and entered into four individual real property lease agreements with each car wash business for use of the premises where these car wash businesses are located. Additionally, True Blue entered into separate Forward Purchase Agreements with six other car wash businesses to purchase all of their operations and business property upon satisfaction of certain financial performance metrics. With these acquisitions, the Company has entered the car wash market in Arizona where it plans to establish itself as a leader in the car wash industry.

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

As part of the acquisition of the Clean Freak car wash businesses, True Blue entered into Asset Contribution Agreements (“ACA”) with five separate car wash businesses. True Blue entered into an ACA with CF Car Wash I, LLC in which True Blue agreed to acquire certain assets owned by CF Car Wash I, LLC, except for real estate, for $1,968,133 of which $888,803 was in cash and $1,079,330 was in True Blue Series A 4% convertible preferred stock at a price of $3.75 per share.

True Blue also entered into an ACA with CF Car Wash II, LLC in which True Blue agreed to acquire certain assets owned by CF Car Wash II, LLC, except for real estate, for $1,284,166 of which $300,943 was in cash and $983,223 was in True Blue Series A 4% convertible preferred stock at a price of $3.75 per share.

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

In addition, on April 30, 2016, True Blue entered into real property lease agreements with CF Car Wash I, LLC, CF Car Wash II, LLC, CF Car Wash Camelback, LLC, and CF Car Wash Chandler, LLC to lease the premises where each of the four car wash businesses are located. In June 2016, these properties were sold to Lifestyle Property Partners, LP and the real property lease agreements were transferred to Lifestyle Property Partners, LP. Lifestyle Property Partners, LP is a related party and is owned, in part, by the President of the Company. On September 16, 2016, Lifestyle Property Partners, LP assigned ownership of the properties to COCO Partners, LLC and COCO Partners sold the real estate to Spirit Master Funding X, LLC (“Spirit”), a non-related party. True Blue entered into a new lease agreement with Spirit and the leases with Lifestyle Property Partners, LP were cancelled.

Additionally, on May 1, 2016, True Blue entered into a Management Agreement with Wash Management Group, LLC (WMG), an Arizona Limited Liability Company. The purpose of this Agreement is to hire WMG to serve as the general manager of the first five express car wash businesses acquired by True Blue, the additional six express car wash business, collectively known as the Retained Car Wash Business, and other car wash operations defined as an express car wash, acquired or developed, in the future, by True Blue or WMG. Due to the nature of this Management Agreement, True Blue treated this as a separate transaction and not considered it part of the consideration transferred for the Clean Freak car washes.

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

True Blue allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The following table summarizes the consideration paid for each acquisition and the fair values of the assets acquired and liabilities assumed at the acquisition date:

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

	Clean Freak	CF Car Wash	CF Car Wash
	USA, Inc.	I, LLC	II, LLC
Consideration:
Cash	$—	$888,803	$300,943
Fair value of preferred stock	1,500,000	1,079,530	983,224
Fair value of contingent consideration	1,264,981	—	—
Total Consideration	$2,764,981	$1,968,333	$1,284,167

Provisionally recognized amounts of identifiable
assets acquired and liabilities assumed:
Car Wash Equipment	$—	$369,774	$614,351
Car Wash Improvements	—	—	—
Security Equipment	—	35,992	11,426
Machinery & Equipment	—	—	—
Furniture & Equipment	—	27,126	1,167
Car Wash Vending Machines	—	13,315	—
Office Equipment	—	13,793	3,056
Inventory	—	3,024	3,023
Gift Cards & Certificates	—	(5,500)	(2,500)
Trademark	19,044	—	—
Goodwill	2,745,937	1,510,809	653,644
Gain on Bargain Purchase	—	—	—
	$2,764,981	$1,968,333	$1,284,167

	CF Car Wash	CF Car Wash	CF Car Wash
	Camelback, LLC	Chandler, LLC	Bell, LLC	Total
Consideration:
Cash	$633,676	$262,500	$1,882,303	$3,968,225
Fair value of preferred stock	659,658	—	720,197	4,942,609
Fair value of contingent consideration	—	—	—	1,264,981
Total Consideration	$1,293,334	$262,500	$2,602,500	$10,175,815

Provisionally recognized amounts of identifiable
assets acquired and liabilities assumed:
Car Wash Equipment	$285,952	$433,645	$282,542	$1,986,264
Car Wash Improvements	330,957	—	298,778	629,735
Security Equipment	16,966	21,495	8,959	94,838
Machinery & Equipment	3,172	—	30,533	33,705
Furniture & Equipment	3,593	4,860	19,188	55,934
Car Wash Vending Machines	—	—	—	13,315
Office Equipment	—	—	—	16,849
Inventory	3,023	3,023	3,024	15,117
Gift Cards & Certificates	(3,500)	(4,000)	(4,250)	(19,750)
Trademark	—	—	—	19,044
Goodwill	653,171	—	1,963,726	7,527,287
Gain on Bargain Purchase	—	(196,523)	—	(196,523)
	$1,293,334	$262,500	$2,602,500	$10,175,815

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

In accordance with U.S. GAAP, the fair value of the stock issued as part of the consideration transferred was measured on the closing date of the acquisition based on agreements between True Blue and third parties. The fair value of contingent consideration was determined by applying an acceptable model based on a discounted expected payment. The model uses a probability weight which True Blue determined to be 95%. The model also excludes the dividend cash flow that would not be paid to the sellers until the preferred stock is actually issued discounted using a 4% rate.

The assets acquired and liabilities assumed have been measured at their fair values as of April 30, 2016. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill. The fair values of the net assets acquired were determined using valuation techniques specified in the fair value hierarchy in FASB ASC 820, Fair Value Measurements (FASB ASC 820). The fair values of the acquired net assets are based on inputs that are not observable in the market, and therefore qualify as Level 3 inputs according to FASB ASC 820. True Blue obtained independent third-party appraisals to determine the fair value of the net assets acquired. From the appraisal, True Blue determined that the proper fair value of these assets would be best derived using an income valuation technique, which derives a value indication from the property’s capacity to generate revenue. True Blue determined that using this approach would be more reliable as most owners would be focused on the potential income that could be generated from the assets.

Subsequent to the provisional allocation of the purchase price to the assets acquired and liabilities assumed, the Company recorded an adjustment to goodwill resulting in a net decrease to goodwill of $1,187,282. This decrease was due to the final fair value valuation of the acquired assets. This was the result of an internal analysis performed by the Company that properly identified certain acquired assets as expenditures rather than assets.

The following is a reconciliation of the assets acquired and liabilities assumed:

	Provisional		Final
	Valuation	Adjustments/	Valuation
	at April 30, 2016	Reclassifications	at April 30, 2016
Car Wash Equipment	1,057,545	928,719	1,986,264
Machinery and Equipment	34,990	(1,285)	33,705
Car Wash Vending Machine	3,938	9,377	13,315
Car Wash Improvements	505,846	123,889	629,735
Furniture and Equipment	29,599	26,335	55,934
Office Equipment	6,175	10,674	16,849
Security Equipment	5,265	89,573	94,838
Inventory	15,117	—	15,117
Gift Cards & Certificates	(19,750)	—	(19,750)
Trademark	19,044	—	19,044
Goodwill	8,714,569	(1,187,282)	7,527,287
	10,372,338	—	10,372,338

The fair value of the acquired assets and liabilities assumed from CF Car Wash Chandler, LLC acquisition exceeded the total consideration paid. Therefore, the Company recognized a gain on bargain purchase of $196,523 which was reported on the Company’s consolidated statement of operations. Prior to the recognition of the gain on bargain purchase, the Company reassessed the fair value of the acquired assets and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of CF Car Wash Chandler, LLC for less than their fair value due to the seller’s built-in low margin for increased competition in their location.

The following unaudited pro forma information presents the combined financial results for the Company and Clean Freak Car Wash as if the Clean Freak Car Wash acquisition had been completed at the beginning of the Company’s prior year, January 1, 2015.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

	For the Years Ended
	December 31,
	2016	2015
Net Revenue	$7,671,561	$6,485,320
Net Income	$375,480	$(846,067)
Net Income (Loss) Attributable
to Rokwader, Inc.	$212,051	$(807,820)
Net Income (Loss) per Common
Share - Basic & Diluted	$0.01	$(0.04)

Acquisition related expenses from the Clean Freak car washes acquisition totaled $751,354 and $440,813 during the years ended December 31, 2016 and 2015, respectively. These costs are primarily related to legal, accounting, and consulting services.

NOTE 3 – STOCKHOLDERS’ EQUITY

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of:

December 31, 2015
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.49
Term in Years	1
Stock Price	0.4
Option Exercise Price	0.75

A summary of option activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2014	325,000	$0.65	1.50	$191,323

Granted	5,900,000	$0.68	4.25	$—
Exercised	(66,667)	$0.75	—	$—
Expired/Cancelled	—	$—	—	$—
Outstanding at December 31, 2015	6,158,333	$0.68	4.10	$—

Granted	—	$—	—	$—
Exercised	(25,000)	$0.75	—	$—
Expired/Cancelled	(233,333)	$—	—	$—
Outstanding at December 31, 2016	5,900,000	$0.68	3.60	$—

Exercisable at December 31, 2016	5,900,000	$0.68	3.60	$—

As of December 31, 2016, all options are vested.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

On December 20, 2016, Mr. William Barnett exercised 25,000 of his vested stock options at an exercise price of $0.75 per share for a total of $18,750.

On August 16, 2016, the Company’s majority-owned subsidiary True Blue Car Wash Corp. (“True Blue”) authorized the issuance of 150,000 restricted common stock shares of True Blue stock to Gateway Advisors, Inc. (“GA”), in exchange for the contribution of Intellectual Property by GA, including the non-exclusive right to use GA’s business plan and acquisition model for the roll-up of the car wash industry. These 150,000 restricted common stock shares of True Blue are subject to a vesting contingency which requires a liquidity event, defined as an effective initial public offering in an amount not less than $5,000,000, a sale of True Blue, or a merger of True Blue. Because of the inability, at this time, to estimate when, if ever, the Company would be able to meet any of the liquidity events for the shares to vest, the value for this issuance has been determined to be “de minimis.”

On December 21, 2015, Yale Farar, a former officer and director of the Company, LLC exercised 66,667 of its vested stock options. The Company issued 66,667 shares of its common stock at an exercise price of $0.75 per share for a total of $50,000.

On December 22, 2015, the Company extended its remaining 258,333 outstanding stock options through December 31, 2016. As of December 31, 2016, 233,333 of these stock options expired and were not extended.

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

The Transaction resulted in a change of control of the Company. With the purchase of the 15,250,000 shares, Coco acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco, was appointed Chief Executive Officer, Chief Financial Officer, and Corporate Secretary and as a member of our Board of Directors (the “Board”). Mr. Yale Farar resigned his position as President of the Company and remained a director until December 21, 2015 and Mr. Gary Saderup resigned his positions as the Secretary of the Company and a director of the Board.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

The company has a loan payable to Coco Partners, LLC, a related party, in the amount of $329,567 as of December 31, 2016 and zero at December 31, 2015. Coco Partners, LLC is primarily owned by the President of the Company.

The company has a loan payable to Gateway Advisors, Inc., a related party, in the amount of $14,500 as of December 31, 2016 and zero at December 31, 2015. The President of the Company has an ownership stake in the stock of Gateway Advisors, Inc.

On May 1, 2016, True Blue entered into a Management Agreement with Wash Management Group, LLC (WMG), an Arizona Limited Liability Company. The purpose of this Agreement is to hire WMG to serve as the general manager of the first five express car wash businesses acquired by True Blue, the additional six express car wash business, collectively known as the Retained Car Wash Business, and other car wash operations defined as an express car wash, acquired or developed, in the future, by True Blue or WMG. WMG is beneficially controlled by the sellers of the Clean Freak car washes. The sellers additionally own a noncontrolling interest in True Blue.

On February 16, 2016, the Company’s Board of Directors approved for its subsidiary, True Blue Car Wash Corp. to sell to Coco Partners, LLC, up to 6,650,000 shares of True Blue stock for $4,322,500. Also, in exchange for the contribution to True Blue of the LOI for the purchase of Clean Freak Holdings and other work related to the acquisition of Clean Freak Holdings, the Company approved for True Blue to issue to Coco 365,000 restricted common shares of True Blue, subject to a vesting contingency which requires a liquidity event, defined as an initial public offering, a sale, or a merger. The Company’s Board of Directors also approved the reimbursement of acquisition related expenses of Coco. The President of the Company is also the President and majority member of Coco. In accordance with this approval, on December 1, 2016, True Blue sold 6,133,846 shares of its common stock to Coco for $3,987,000.

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

Additionally, the Company’s acquisition of the car wash businesses resulted in the recognition of Goodwill in the amount of $7,527,287. In accordance with U.S. GAAP, Goodwill is calculated as the excess of the purchase price paid over the fair value of the net identifiable assets recognized. The Goodwill recorded as part of the Clean Freak car washes acquisition primarily reflects the value of adding the Clean Freak brand to the Company. Goodwill has an indefinite life and will be tested, at least annually, for impairment.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL AND INTANGIBLES (CONTINUED)

Following is a summary of goodwill and intangibles assets:

	December 31, 2016			December 31, 2015
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible Assets
Amortizable Intangibles
Harju Music Catalog	$15,000	$(7,514)	$7,486	$15,000	$(6,442)	$8,558
Dorff's Writer's Share	40,000	(9,158)	30,842	40,000	(6,678)	33,322
	55,000	(16,672)	38,328	55,000	(13,120)	41,880

Unamortizable Intangibles	—	—	—	—	—	—

Total Intangible Assets	$55,000	$(16,672)	$38,328	$55,000	$(13,120)	$41,880

Trademarks	$19,044	$—	$19,044	$—	$—	$—

Goodwill	$7,527,287	$—	$7,527,287	$—	$—	$—

For the year ended December 31, 2016 and 2015, amortization expense was $3,552 and $3,690, respectively.

Amortization of the remaining intangible assets is expected to be $17,760 from 2017 through 2021, and $20,568 in aggregate for years thereafter through 2032.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2016			December 31, 2015
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Property and Equipment
Musical Equipment	$4,692	$(1,408)	$3,284	$4,692	$(469)	$4,223
Computer Equipment	1,396	(396)	1,000	1,396	(116)	1,280
Car Wash Equipment	2,029,195	(471,669)	1,557,526	—	—	—
Car Wash Improvements	629,735	(39,044)	590,691	—	—	—
Car Wash Vending Machine	13,315	(2,671)	10,644	—	—	—
Furniture and Equipment	82,859	(18,301)	64,558	3,700	(308)	3,392
Security Equipment	98,694	(6,395)	92,299	—	—	—
	$2,859,886	$(539,884)	$2,320,002	$9,788	$(893)	$8,895

Depreciation expense for the years ended December 31, 2016 and 2015 was $539,273 and $893, respectively.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

The Company’s subsidiary, Latigo Shore Music, Inc., leases office space from an unrelated third party on a month by month basis. Beginning October 1, 2016, the monthly rent payment will be $490 per month.

Additionally, the Company’s subsidiary, True Blue Car Wash Corp., leases the property in which its car wash businesses operate. True Blue entered into a lease agreement with Spirit Master Funding X, LLC (“Spirit”) for an initial term of 20 years. True Blue has the option to extend the initial term for four additional successive periods of five years each. Under the leases, True Blue is required to pay an initial base annual rent of $1,200,000 with an annual adjustment of 2% of the base annual rental in effect. In addition, under these lease agreements, True Blue shall pay to Spirit any applicable state sales, excise or rent tax and any applicable county or local sales, excise or rent tax.

Minimum annual rental commitments under the Company’s non-cancelable leases having initial or remaining lease terms in excess of one year are as follows:

December 31,	Amount
2017	1,206,000
2018	1,230,120
2019	1,254,722
2020	1,279,817
2021	1,305,413
Thereafter	22,580,771
Total minimum future rental payments	$28,856,843

Total rent expense for the years ended December 31, 2016 and 2015 was $870,880 and $14,007, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On May 1, 2016, True Blue entered into a Management Agreement with Wash Management Group, LLC (WMG), an Arizona Limited Liability Company. The purpose of this Agreement is to hire WMG to serve as the general manager of the first five express car wash businesses acquired by True Blue, the additional six express car wash business, collectively known as the Retained Car Wash Business, and other car wash operations defined as an express car wash, acquired or developed, in the future, by True Blue or WMG.

The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals, and waste. The Company believes that it complies with all applicable laws relating to its business.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SEGMENT INFORMATION

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

	Music Publishing	Car Wash
	Business	Business	Corporate	Total
For The Year Ended December 31, 2016:
Revenues	$831	$5,200,711	$—	$5,201,542
Gross Profit	831	3,828,915	—	3,829,746
Selling, General and Administrative	(185,707)	(1,851,688)	(236,755)	(2,274,150)
Rent Expense	(9,369)	(861,511)	—	(870,880)
Acquisition Related Expenses	—	(614,530)	(136,824)	(751,354)
Interest Income	—	—	2,218	2,218
Interest Expense	(103)	—	(759)	(862)
Gain (Loss) on Disposal of Assets	283	(936)	—	(653)
Gain on Bargain Purchase	—	196,523	—	196,523
Depreciation and Amortization	(5,510)	(537,315)	—	(542,825)
Net Loss	(212,019)	137,862	(397,249)	(471,406)

	Music Publishing	Car Wash
	Business	Business	Corporate	Total

For The Year Ended December 31, 2015:
Revenues	$2,342	$—	$—	$2,342
Gross Profit	2,342	—	—	2,342
Selling, General and Administrative	(193,847)	—	(95,591)	(289,438)
Rent Expense	(14,007)	—	—	(14,007)
Acquisition Related Expenses	—	—	(440,813)	(440,813)
Interest Income	—	—	2,906	2,906
Interest Expense	(128)	—	(690)	(818)
Gain (Loss) on Disposal of Assets	—	—	—	—
Gain on Bargain Purchase	—	—	—	—
Depreciation and Amortization	(4,583)	—	—	(4,583)
Net Loss	(210,508)	—	(534,188)	(744,696)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

	December 31, 2016	December 31, 2015
Current
Federal	$38,573	$—
State	20,881	—
	59,454	—

Deferred
Federal	(243)	243
State	(42)	42
	(285)	285

Total	$59,169	$285

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	December 31, 2016	December 31, 2015
Federal Statutory Rate	34.00%	34.00%
State Taxes	-5.07%	8.84%
Meals & Entertainment	-0.77%	0.00%
Change in Valuation Allowance	-42.34%	-42.84%
Other	-0.17%	0.00%
Effective Rate	-14.35%	0.00%

Deferred income tax assets (liabilities) are as follows:

	December 31, 2016	December 31, 2015

Deferred income tax liabilities:
Property, Plant and Equipment	(309,134)	(285)
Trademarks	(239)	—
Goodwill	—	—
	(309,373)	(285)

Deferred income tax assets:
Start-Up Expenses	40,594	50,792
Intangible Assets	16,544	10,601
Net Operating Loss Carryforward	463,947	745,490
Charitable Contributions Carryforward	188	199
Acquisition Related Expenses	431,271	175,595
Deferred Rent	24,257	—
Accrued Interest Payable	296	—
Goodwill	300,507	—
Accrued PTO	13,396	—
Less Valuation Allowance	(981,627)	(982,677)
	309,373	—

Total Deferred Taxes	$—	$(285)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

As of December 31, 2016, the Company had incurred $294,400 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $187,464 amortizable over 15 years. With the acquisition of the Clean Freak car washes, the Company acquired trademarks of $19,044 which are amortizable over 15 years. Additionally, it acquired Goodwill of $7,527,287 of which $2,745,937 is not deductible for tax purposes.

Additionally, the Company has net operating loss carry forwards of approximately $1,203,710 and $1,505,783 for both federal and state purposes, respectively. These federal and state carry forwards are scheduled to expire beginning 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2011 and by the Franchise Tax Board for years prior to 2010. There could be certain limitation, imposed by Internal Revenue Code Section 382, on the utilization of these loss carry forwards if there were more than a 50 percent change of control.

NOTE 11 – SUBSEQUENT EVENTS

On April 28, 2017, the Board of Directors of the Company approved a plan for the sale of the Company’s music publishing business held by its wholly-owned subsidiary, Latigo Shore Music, Inc. (“Latigo”). Due to the Company’s shift in business strategies from the music publishing business to being an investment and acquisition vehicle to acquire operating car wash businesses, the Company deemed necessary for the disposal of its music publishing segment in order to concentrate its full efforts in carrying on its new business strategy. As such, the Board has instructed the management of the Company to execute a plan for the sale of Latigo’s music publishing business. The Company expects to sell Latigo’s music publishing business at a price that is reasonable in relation to its current fair value and expects the sale to be completed within a year from the date of the Board approval. The following table identifies the major classes of assets and liabilities included as part of the disposal of Latigo’s music publishing business.

As of
December 31, 2016
Carrying amounts of major classes of assets included
as part of the sale of Latigo's stock
Cash	$215
Property and Equipment, Net of Accumulated Depreciation	6,219
Intangible Assets, Net of Accumulated Amortization	38,328

Total major classes of assets included as part of the slae of Latigo's stock	$44,762

Carrying amounts of major classes of liabilities included
as part of the sale of Latigo's stock
Accrued Interest Payable	$27
Income Tax Payable	12,729
Related Party Note Payable	13,500

Total major classes of liabilities included as part of the sale of Latigo's stock	$26,256

In addition, on April 28, 2017, the Board of Directors of the Company authorized management to change the name of the Company from Rokwader, Inc. to True Blue Holdings, Inc.

Management has evaluated subsequent events through the date of this report and all events have been appropriately disclosed and/or reflected in the consolidated financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2016 were not effective because of material weaknesses in our internal control over financial reporting, described below, in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2016. We believe that internal control over financial reporting is not effective due to inadequate processes or inappropriate controls designed to validate the accurate reporting of accounting transactions and their accounting treatment in reports that we file or submit under the Securities Exchange Act of 1934. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

With the oversight of management, the Company has begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness. With respect to ensuring the timely and accurate recording of accounting transactions and filing of our financial results, management has begun implementation of its remediation plan by hiring a controller who is knowledgeable of U.S. GAAP and SEC Rules and Regulations. This individual will help to oversee our accounting systems, design internal controls, ensure compliance, implement accounting policies and procedures, and implement process improvements, in order for the Company to report within the time periods specified under the Securities and Exchange Commission’s rules and forms.

Additionally, as part of management’s remediation plan, management intends to:

•	Implement a more robust accounting policy to document the accounting for complex accounting transactions in a comprehensive technical memorandum.
•	Management will work, closely, with consultants to streamline activities and implement best practices to record accounting transactions.

While management is closely monitoring the implementation of this remediation plan, there is no assurance that the aforementioned plan will be sufficient and that additional steps may not be necessary.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of four members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Year Appointed
Robert Wallace	66	CEO, CFO, Secretary and Director	2015
Wyatt Wachtel	45	Director	2015
Gordon Smith	62	Director	2015

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

The following table summarizes all compensation recorded by us in 2016, 2015 and 2014 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2016. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Wallace, CEO[1]	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yale Farar, President[2]	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Wallace was appointed CEO, CFO and Secretary in May 2015.
(2) Mr. Farar resigned as President in May 2015.

Mr. Wallace spends approximately 75% of his time on the business of the Company.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Options

The Company had no outstanding equity awards to any officers or directors at the fiscal year ended 2017.

Stock Option Plan

The Company does not have a stock option plan although we may adopt one or more such plans in the future.

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

The following table lists, as of May 24, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. In computing the number and percentage of shares beneficially owned by each person, we include any shares of common stock that could be acquired within 60 days of May 24, 2017, by the exercise of options or warrants. These shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner *	Shares Beneficially Owned	Percentage of Outstanding Common Stock

Coco Partners, LLC (1) (2)	21,150,000	87.5%
Robert Wallace (2)	21,150,000	87.5%
Brooktide, LLC (3)	1,373,559	7.5%
Wyatt Wachtel	-0-	-0-
Gordon Smith	-0-	-0-
Officers and Directors (3 persons)	21,150,000	87.4%

*	The address for each person or entity listed on the table other than Brooktide, LLC is c/o Rokwader, Inc., 15466 Los Gatos Blvd., Suite 109-352, Los Gatos, CA 95032.

(1)	Coco Partners, LLC is principally owned by and engages in investment and financial management for Mr. Wallace.

(2)	The amount of shares Beneficially Owned includes 5,900,000 shares exercisable by Coco Partners at prices between $0.60 and $1.25 per share, pursuant to a Warrant which terminates on April 1, 2020. These shares are held in the name of Coco Partners, LLC of which Mr. Wallace, Rokwader’s President and Director, is the sole Manager of Coco Partners, LLC. As the sole Manager, Mr. Wallace has Voting and Investment power over these shares.

(3)	The address for Brooktide, LLC is 123 West Nye Lane #510, Carson City, Nevada 89706.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

In May 2015, COCO and the Company entered into an agreement pursuant to which COCO purchased (i) a maximum of 15,250,000 shares of our common stock and (ii) a warrant to purchase an aggregate of 5,900,000 shares of our common stock (the “Warrant”) for an aggregate maximum purchase price of $6,100,000 (the “Purchase Price”). The terms of the Warrant provide that COCO has the right to purchase, at any time after the Closing until April 1, 2020, up to (i) 5,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) 500,000 shares of our common stock at an exercise price of $1.000 per share and (iii) 400,000 shares of our common stock at an exercise price of $1.25 per share. The Warrant includes certain anti-dilution adjustments to the exercise prices in the event of payment of dividend, subdivision and combination with respect to outstanding shares of our common stock.

The transaction set forth above resulted in a change of control of the Company. With the purchase of the 15,250,000 shares, COCO acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant).

The Company has a loan payable to COCO Partners, LLC, a related party in the amount of $329,567 as of December 31, 2016. COCO Partners, LLC is principally owned by the President of the Company.

The Company has a loan payable to Gateway Advisors, Inc., a related party in the amount of $14,500 as of December 31, 2016. The President of the Company is a principle owner of Gateway Advisors, Inc.

On February 16, 2016, the Company’s Board of Directors approved for its subsidiary, True Blue Car Wash Corp., to sell to COCO Partners, LLC, up to 6,650,000 shares of True Blue stock for $4,322,500. Also, in exchange for the contribution to True Blue of the LOI for the purchase of Clean Freak Holdings and other work related to the acquisition of Clean Freak Holdings, the Company approved for True Blue to issue to COCO 365,000 restricted common shares of True Blue, subject to a vesting contingency which requires a liquidity event, defined as an initial public offering, a sale, or a merger. The Company’s Board of Directors also approved the reimbursement of acquisition related expenses of COCO. The President of the Company is also the President and majority owner of COCO.

Item 14.	Principal Accountant Fees and Services.

During 2016 and 2015, Anton and Chia, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2015, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015. Additionally, included in the audit fees billed by the auditors, are $44,625 of audit-related fees related to the acquisition audits of the Clean Freak car wash businesses for the year ended December 31, 2015 and 2014; and the interim review for the quarter ended March 31, 2016.

	Year ended December 31,
	2016	2015

Audit Fees	$12,744	$5,500

Audit-Related Fees	$44,625	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$4,500

Total	$57,369	$10,000

 Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Anton and Chia, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Anton and Chia, LLP independence as our auditors.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

Exhibit	ITEM

2.1 (1)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2	By-Laws

4.1(6)	Form of Warrant

10.1 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $35,000 dated April 1, 2013

10.2*	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated May 24, 2013

10.3 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated October 28, 2013

10.4 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $25,000 dated January 31, 2014

10.5 *	Exclusive Songwriter Agreement between the Company and Jess Boeschen dated March 1, 2014

10.6 *	Assignment Agreement and Addendum to Assignment Agreement between Dillonpark, LLC and Latigo Shore Music, Inc. dated January 24, 2013 and May 7, 2013, respectively.

10.7 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated May 22, 2014

10.8 *	Convertible Promissory Note between the Company and Brooktide in the amount of$30,000 dated July 29, 2014

10.9 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated October 30, 2014

10.10(5)	Securities Purchase Agreement dated April 28, 2015 between the Registrant and Coco Partners, LLC

10.11(6)	Escrow Agreement Dated May 7, 2015

10.12(7)	Convertible Note in the amount of $55,500 dated March 17, 2015 in favor of Brooktide, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.
(5)	Filed as an exhibit to Registrant’s Form 8-K filed May 5, 2015
(6)	Filed as an exhibit to Registrant’s Form 8-K filed May 13, 2015
(7)	Filed as an exhibit to Registrant’s Form 8-K filed March 20, 2015

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May, 2017.

ROKWADER, INC.

By:	/s/ Robert Wallace
Robert Wallace, CEO (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Robert Wallace	Dated: May 24, 2017
Robert Wallace
CEO (Principal Executive Officer), CFO (Principal Financial Officer) and Director

/s/ Wyatt Wachtel	Dated: May 24, 2017
Wyatt Wachtel
Director

/s/ Gordon Smith	Dated: May 24, 2017
Gordon Smith
Director

EXHIBIT INDEX

Exhibit	ITEM

2.1 (4)	Securities Exchange Agreement dated February 12, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

2.2 (5)	Revised Securities Exchange Agreement dated April 20, 2007 between Rokwader, Inc., Latigo Shore Music, Inc., and Stockholders of Latigo

3.1 (2)	Certificate of Incorporation

3.2 (2)	By-Laws

10.1 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $35,000 dated April 1, 2013

10.2*	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated May 24, 2013

10.3 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $50,000 dated October 28, 2013

10.4 *	Convertible Promissory Note between the Company and Brooktide, LLC in the amount of $25,000 dated January 31, 2014

10.5 *	Exclusive Songwriter Agreement between the Company and Jess Boeschen dated March 1, 2014

10.6 *	Assignment Agreement and Addendum to Assignment Agreement between Dillonpark, LLC and Latigo Shore Music, Inc. dated January 24, 2013 and May 7, 2013, respectively.

10.7 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated May 22, 2014

10.8 *	Convertible Promissory Note between the Company and Brooktide in the amount of$30,000 dated July 29, 2014

10.9 *	Convertible Promissory Note between the Company and Brooktide in the amount of$35,000 dated October 30, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed
(1)	These exhibits have been previously filed with Registrant’s Post-Effective Amendment No. 2 filed April 5, 2007
(2)	These exhibits have been previously filed with the Registrant’s SB-2 Registration Statement (333-125314).
(3)	Filed as exhibits to Registrant’s Form 8-K filed December 4, 2006
(4)	Filed as an exhibit to Registrant’s Form 8-K filed February 14, 2007.