Form 10-Q
period 2017-03-31
ROKWADER, INC.
filed 2017-06-16
CIK 1322952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of June 15, 2017 was 18,392,777.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	MARCH 31,	DECEMBER 31,
	2017	2016
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:

Cash (Note 1)	$5,846,164	$5,921,197
Accounts Receivable	20,575	10,852
Prepaid Expenses	124,600	27,992
Prepaid Property Taxes	58,841	—
TOTAL CURRENT ASSETS	6,050,180	5,960,041

PROPERTY AND EQUIPMENT
Property and Equipment, Net of Accumulated Depreciation
of $803,367 and $539,884, respectively (Note 1 & 6)	2,101,095	2,320,002

OTHER ASSETS

Intangible Assets, Net of Accumulated Amortization
of $17,526 and $16,672, respectively (Note 5)	37,474	38,328
Deposits	171,680	171,680
Trademarks (Note 5)	19,044	19,044
Goodwill (Note 5)	7,527,287	7,527,287
TOTAL OTHER ASSETS	7,755,485	7,756,339

TOTAL ASSETS	$15,906,760	$16,036,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$241,965	$236,962
Bank Overdraft	561	—
Property Taxes Payable	78,455	—
Accrued Expenses	40,185	32,193
Accrued Interest Payable	1,331	786
Other Current Liabilities	27,284	31,348
Gift Cards & Certificates	105,931	159,842
Accrued Dividends Payable	181,455	132,706
Income Tax Payable (Note 1 &10)	110,378	57,854
Accrued Salaries, Wages & Benefits	83,806	166,183
Related Party Payables (Note 4)	344,175	344,067

TOTAL CURRENT LIABILITIES	1,215,526	1,161,941

OTHER LIABILITIES
Deferred Rent	128,916	64,458

TOTAL OTHER LIABILITIES	128,916	64,458

TOTAL LIABILITIES	1,344,442	1,226,399

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Rokwader, Inc. Stockholders' Equity:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of March 31, 2017 and December 31, 2016, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 18,392,777 shares issued and outstanding as of March 31, 2017 and 18,292,777 shares issued and outstanding
as of December 31, 2016	18,392	18,292
Additional Paid-In Capital	7,488,051	7,428,151
Accumulated (Deficit)	(2,994,870)	(2,750,359)
Total Rokwader, Inc. Stockholders' Equity	4,511,573	4,696,084

Noncontrolling Interest in Net Assets of Subsidiary	10,050,745	10,113,899

TOTAL STOCKHOLDERS' EQUITY (Note 2)	14,562,318	14,809,983

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,906,760	$16,036,382

 See accompanying notes to unaudited condensed consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2017	MARCH 31, 2016

NET REVENUE	$1,928,973	$112

COST OF GOODS SOLD	(506,579)	—

GROSS PROFIT	1,422,394	112

OPERATING EXPENSES
Selling, General and Administrative	(764,635)	(107,832)
Rent Expense (Note 7)	(382,242)	(3,483)
Acquisition Related Expenses (Note 2)	(215,003)	(17,000)
Depreciation and Amortization (Note 5 & 6)	(267,345)	(1,378)
TOTAL OPERATING EXPENSES	(1,629,225)	(129,693)

LOSS FROM CONTINUING OPERATIONS	(206,831)	(129,581)

OTHER INCOME (EXPENSES)
Interest Income	—	1,494
Interest Expense	(545)	—
Other Income	984	—
TOTAL OTHER INCOME (EXPENSES)	439	1,494

LOSS BEFORE INCOME TAXES	(206,392)	(128,087)

PROVISION FOR INCOME TAXES (Note 1 & 10)	(52,524)	—

NET LOSS	(258,916)	(128,087)

NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	(14,405)	—

NET LOSS ATTRIBUTABLE TO
ROKWADER, INC.	$(244,511)	$(128,087)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC & DILUTED	18,308,333	18,267,777
See accompanying notes to unaudited condensed consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2017	MARCH 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,916)	$(128,087)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	266,491	490
Amortization expense	854	888
Amortized deferred rent	64,458	—

Changes in assets and liabilities:
Accounts receivable	(9,723)	—
Prepaid expenses	(96,608)	—
Inventory (Note 2)	(58,841)	—
Accounts payable	5,003	(1,310)
Bank overdraft	561	—
Property taxes payable	78,455	—
Accrued expenses	7,992	(5,700)
Other current liabilities	(4,064)	—
Gift cards & certificates	(53,911)	—
Credit card payable	—	(2,654)
Accrued dividends payable to noncontrolling interest	48,749	—
Income tax payable (Note1 & 10)	52,524	—
Accrued salaries, wages and benefits	(82,377)	—
Accrued interest payable	545	—

Net Cash Used in Operating Activities	(38,808)	(136,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment (Note 6)	(47,584)	—

Net Cash Used for Investing Activities	(47,584)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	60,000	—
Related party payables (Note 4)	108	—
Distribution to noncontrolling interest	(48,749)	—

Net Cash Provided by Financing Activities	11,359	—

NET INCREASE IN CASH	(75,033)	(136,373)

CASH AT BEGINNING OF YEAR	5,921,197	5,165,219

CASH AT END OF YEAR	$5,846,164	$5,028,846

Cash Paid During the Period for:
Interest	$—	$—
Income taxes	$—	$8,925
See accompanying notes to unaudited condensed consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PRINCIPLES OF CONSOLIDATION

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. As of March 31, 2016 and December 31, 2016, the Company had zero cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

The Company holds more than $250,000 in interest bearing accounts at one bank, thus there is a credit risk related to these cash deposits since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. As of March 31, 2017, the Company had cash balances of $5,846,164 in three banks and the Company had a credit risk of $5,596,164 related to these cash deposits. As of December 31, 2016, the Company had cash balances of $5,921,197 in three banks and the Company had a credit risk of $5,671,197.

FINANCIAL CONDITION AND PLAN OF OPERATION

As of March 31, 2017, the Company had working capital of $4,834,654, including $5,846,164 of cash on hand.

As a result of the acquisition, by True Blue of the five Express Car Washes (“Express”) from a leading Express Car Wash operator in the Phoenix area, and the agreements to purchase an additional six Express Car Washes from the same operator, the Company has commenced to generate significant revenues, including $1,928,973 for the three months ended March 31, 2017. The Company believes this acquisition will help accelerate growth, amplify valuation, and create liquidity.

Through its subsidiary, True Blue, the Company intends to acquire additional car washes in select Metropolitan Strategic Areas (“MSAs”) as part of its investment and operating strategy. True Blue has identified several Express and Full Service Car Washes (“Flex”) that could be acquired. The Company believes it will incur additional costs associated with the execution of this investment strategy, including legal, accounting, and consulting fees to fund these prospective acquisitions. The Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees, and from other sources of such additional financings.

ACCOUNTS RECEIVABLE

The Company reports accounts receivable net of an allowance for doubtful accounts equal to the estimated collection losses to be incurred. Estimated losses are based on actual collection experience and management’s evaluation of the current status of existing receivables. The allowance for doubtful accounts is based on evaluation of various factors influencing the collectability of all receivables. Management anticipates no problems with collection and no allowance for doubtful accounts is considered necessary as of March 31, 2017 and as of December 31, 2016.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives. Goodwill and intangible assets with indefinite life are reviewed, at least annually, for impairment, or when events or circumstances indicate their carrying amount may not be recoverable. Based on the review of goodwill and the intangible assets, no impairment loss was recorded as of March 31, 2017 or as of December 31, 2016.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company determined that the revenue recognition criteria, from their car wash operations, is met in each of these three different scenarios. An arrangement exists when a customer uses one of the Company’s car wash facilities. Delivery has occurred when the customer’s car is washed. The sales price is fixed or determinable when the customer selects a car wash from a number of options offered by the Company. Each option has a predetermined price associated with it. Lastly, collection is done prior to the car wash service being provided, in scenarios 1 and 2. Collection in scenario 3 is done after the car wash service is provided only for customers that have established their credit worthiness.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying statement of operations. Total advertising expenses approximated $1,845 and zero for the three months ended March 31, 2017 and 2016, respectively.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the guidance of this Update for future implementation.

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. ASU 2017-01 was issued by the Board to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments should be applied prospectively on or after the effective date. The Company has assessed the application of this Update and does not anticipate it will have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

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

The fair value of the acquired assets and liabilities assumed from CF Car Wash Chandler, LLC acquisition exceeded the total consideration paid. Therefore, the Company recognized a gain on bargain purchase of $196,523 which was reported on the Company’s unaudited condensed consolidated statement of operations. Prior to the recognition of the gain on bargain purchase, the Company reassessed the fair value of the acquired assets and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of CF Car Wash Chandler, LLC for less than their fair value due to the seller’s built-in low margin for increased competition in their location.

Acquisition related expenses from the Clean Freak car washes acquisition totaled $215,003 and $17,000 for the three months ended March 31, 2017 and 2016, respectively. These costs are primarily related to legal, accounting, and consulting services.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of warrants activity as is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2015	6,158,333	$0.68	4.10	$—

Granted	—	$—	—	$—
Exercised	(25,000)	$0.75	—	$—
Expired/Cancelled	(233,333)	$—	—	$—
Outstanding at December 31, 2016	5,900,000	$0.68	3.60	$—

Granted	—	$—	—	$—
Exercised	(100,000)	$0.60	—	$—
Expired/Cancelled	—	$—	—	$—
Outstanding at March 31, 2017	5,800,000	$0.68	3.00	$—

Exercisable at March 31, 2017	5,800,000	$0.68	3.00	$—

As of March 31, 2017, all warrants are vested.

On March 17, 2017, Coco Partners, LLC exercised 100,000 of its vested warrants at an exercise price of $0.60 per share for a total of $60,000.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

The terms of the Warrant provide that Coco has the right to purchase, at any time after the Closing until April 1, 2020, up to (i) 5,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) 500,000 shares of our common stock at an exercise price of $1.000 per share and (iii) 400,000 shares of our common stock at an exercise price of $1.25 per share. The Warrant includes certain anti-dilution adjustments to the exercise prices in the event of payment of dividend, subdivision and combination with respect to outstanding shares of our common stock. On

The Transaction resulted in a change of control of the Company. With the purchase of the 15,250,000 shares, Coco acquired approximately 83.8% of the outstanding shares of our common stock (this does not include any potential exercise of the Warrant). Upon the Closing, Mr. Robert Wallace, who has a controlling interest in Coco, was appointed Chief Executive Officer, Chief Financial Officer, and Corporate Secretary and as a member of our Board of Directors (the “Board”).

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a payable to Wash Management Group, LLC, a related party, in the amount of $108 as of March 31, 2017 and zero as of December 31, 2016. Wash Management Group, LLC is beneficially controlled by the sellers of the Clean Freak car washes. The sellers additionally own a noncontrolling interest in True Blue Car Wash Corp., the Company’s majority owned subsidiary.

The company has a loan payable to Coco Partners, LLC, a related party, in the amount of $329,567 as of March 31, 2017 and zero at December 31, 2016. Coco Partners, LLC is primarily owned by the President of the Company.

The company has a loan payable to Gateway Advisors, Inc., a related party, in the amount of $14,500 March 31, 2017 and as of December 31, 2016. The President of the Company has an ownership stake in the stock of Gateway Advisors, Inc.

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

NOTE 5 – GOODWILL AND INTANGIBLES

As part of the business acquisitions that the Company’s subsidiary made on May 1, 2016, the Company acquired all rights, title and interest in a Trademark valued at $19,044. The Trademark is for the management, maintenance, operation, and development of Clean Freak car wash facilities. The Company determines that the Trademark will have an infinite life and therefore it will not amortize the intangible asset. It will instead test its Trademark for impairment at least annually in accordance with U.S. GAAP.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL AND INTANGIBLES (CONTINUED)

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

Following is a summary of goodwill and intangibles assets:

	March 31, 2017			December 31, 2016
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible Assets
Amortizable Intangibles
Harju Music Catalog	$15,000	$(7,764)	$7,236	$15,000	$(7,514)	$7,486
Dorff's Writer's Share	40,000	(9,762)	30,238	40,000	(9,158)	30,842
	55,000	(17,526)	37,474	55,000	(16,672)	38,328

Unamortizable Intangibles	—	—	—	—	—	—

Total Intangible Assets	$55,000	$(17,526)	$37,474	$55,000	$(16,672)	$38,328

Trademarks	$19,044	$—	$19,044	$19,044	$—	$19,044

Goodwill	$7,527,287	$—	$7,527,287	$7,527,287	$—	$7,527,287

For the three months ended March 31, 2017 and 2016, amortization expense was $854 and $888, respectively.

Amortization of the remaining intangible assets is expected to be $16,906 from 2017 through 2021, and $20,568 in aggregate for years thereafter through 2032.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2017			December 31, 2016
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Property and Equipment
Musical Equipment	$4,692	$(1,642)	$3,050	$4,692	$(1,408)	$3,284
Computer Equipment	1,396	(466)	930	1,396	(396)	1,000
Car Wash Equipment	2,076,779	(708,545)	1,368,234	2,029,195	(471,669)	1,557,526
Car Wash Improvements	629,735	(54,660)	575,075	629,735	(39,044)	590,691
Car Wash Vending Machine	13,315	(3,832)	9,483	13,315	(2,671)	10,644
Furniture and Equipment	82,859	(28,239)	54,620	82,859	(18,301)	64,558
Security Equipment	98,694	(8,991)	89,703	98,694	(6,395)	92,299
	$2,907,470	$(806,375)	$2,101,095	$2,859,886	$(539,884)	$2,320,002

Depreciation expense for the three months ended Mach 31, 2017 and 2016 was $266,491 and $490, respectively.

NOTE 7 - LEASES

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

Minimum annual rental commitments under the Company’s non-cancelable leases having initial or remaining lease terms in excess of one year are as follows:

December 31,	Amount
2017	906,000
2018	1,230,120
2019	1,254,722
2020	1,279,817
2021	1,305,413
Thereafter	22,580,771
Total minimum future rental payments	$28,556,843

Total rent expense for the three months ended March 31, 2017 and 2016 was $382,242 and $3,483, respectively.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Also, as part of the acquisition of the car wash businesses that took place on May 1, 2016, True Blue entered into a binding Forward Purchase Agreements to acquire another six express car wash sites (collectively the “Retained Car Wash Businesses”) in Arizona. Each proposed purchase is subject to the particular express car wash attaining certain financial performance metrics. There is no assurance that the performance requirements will be met and that any of the six express car wash sites will be acquired.

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

	Music Publishing	Car Wash
	Business	Business	Corporate	Total

For The Three Months Ended March 31, 2017:
Revenues	$103	$1,928,870	$—	$1,928,973
Gross Profit	103	1,422,291	—	1,422,394
Selling, General and Administrative	(10,781)	(685,501)	(68,353)	(764,635)
Rent Expense	—	(382,242)	—	(382,242)
Acquisition Related Expenses	—	(114,307)	(100,696)	(215,003)
Interest Income	—	—	—	—
Interest Expense	(20)	—	(525)	(545)
Depreciation and Amortization	(1,293)	(266,052)	—	(267,345)
Net Loss	(14,145)	(38,180)	(206,591)	(258,916)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SEGMENT INFORMATION (CONTINUED)

	Music Publishing	Car Wash
	Business	Business	Corporate	Total

For The Three Months Ended March 31, 2016:
Revenues	$112	$—	$—	$112
Gross Profit	112	—	—	112
Selling, General and Administrative	(60,106)	—	(47,726)	(107,832)
Rent Expense	(3,483)	—	—	(3,483)
Acquisition Related Expenses	—	—	(17,000)	(17,000)
Interest Income	—	—	1,494	1,494
Interest Expense	—	—	—	—
Depreciation and Amortization	(1,378)	—	—	(1,378)
Net Loss	(64,855)	—	(63,232)	(128,087)

NOTE 10 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

	March 31, 2017	March 31, 2016
Current
Federal	$44,113	$—
State	8,411	—
	52,524	—

Deferred
Federal	—	—
State	—	—
	—	—

Total	$52,524	$—

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	March 31, 2017	March 31, 2016
Federal Statutory Rate	34.00%	34.00%
State Taxes	-4.08%	0.00%
Meals & Entertainment	-0.67%	0.00%
Change in Valuation Allowance	-51.91%	-34.00%
Effect of Arizona Tax Rate Change	-2.85%	0.00%
Other	0.06%	0.00%
Effective Rate	-25.45%	0.00%

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

Deferred income tax assets (liabilities) are as follows:

	March 31, 2017	December 31, 2016

Deferred income tax liabilities:
Property, Plant and Equipment	(239,144)	(309,134)
Trademarks	(354)	(239)
Goodwill	—	—
	(239,498)	(309,373)

Deferred income tax assets:
Start-Up Expenses	38,337	40,594
Intangible Assets	15,523	16,544
Net Operating Loss Carryforward	448,729	463,947
Charitable Contributions Carryforward	186	188
Acquisition Related Expenses	498,368	431,271
Deferred Rent	48,001	24,257
Accrued Interest Payable	496	296
Goodwill	261,495	300,507
Accrued PTO	17,132	13,396
Less Valuation Allowance	(1,088,769)	(981,627)
	239,498	309,373

Total Deferred Taxes	$—	$—

As of March 31, 2017, the Company had incurred $294,400 of start-up expenses amortizable over 15 years. Also, the Company acquired certain intangible assets in the amount of $187,464 amortizable over 15 years. With the acquisition of the Clean Freak car washes, the Company acquired trademarks of $19,044 which are amortizable over 15 years. Additionally, it acquired Goodwill of $7,527,287 of which $2,745,937 is not deductible for tax purposes.

Additionally, the Company has net operating loss carry forwards of approximately $1,176,560 and $1,505,753 for both federal and state purposes, respectively. These federal and state carry forwards are scheduled to expire beginning 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2012 and by the Franchise Tax Board for years prior to 2011. There could be certain limitation, imposed by Internal Revenue Code Section 382, on the utilization of these loss carry forwards if there were more than a 50 percent change of control.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	As of	As of
	March 31, 2017	December 31, 2016
Carrying amounts of major classes of assets included
as part of the sale of Latigo's music publishing business
Cash	$—	$215
Property and Equitpment, Net of Accumulated Depreciation	5,780	6,219
Intangible Assets, Net of Accumulated Amortization	37,474	38,328

Total major classes of assets included as part of the sale
of Latigo's music publishing busines	$43,254	$44,762

Carrying amounts of major classes of liabilities included
as part of the sale of Latigo's music publishing business
Bank Overdraft	$561	$—
Accrued Interest Payable	47	27
Income Tax Payable	15,867	12,729
Related Party Note Payable	13,500	13,500

Total major classes of liabilities included as part of the sale
of Latigo's music publishing business	$29,975	$26,256

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.   The terms “we” or the “Company” refers to Rokwader, Inc. and its consolidated subsidiaries.

Plan of Operations

As a result of the acquisition of five car washes in May, 2016 and the change in control of the Company in May, 2015, our business strategy and plan of operations have evolved into the management, operation, and development of car wash facilities by our majority-owned subsidiary, True Blue Car Wash Corp.

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

Results of Operation for the three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017, the Company generated revenues of $1,928,973 compared to $112 revenues for the three months ended March 31, 2016.  The increase in revenues was due to the acquisitions of the five car washes. During the three months ended March 31, 2017 and 2016, the Company incurred general and administrative expenses of $764,635 and $107,832, respectively. The general and administrative expenses for the three months ended March 31, 2017 included marketing, advertising and operational and acquisition expenses of the five car washes and depreciation and amortizations costs of $267,345.

Liquidity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of March 31, 2017, we had an accumulated deficit of $2,994,870.  As of March 31, 2017, we had cash of $5,846,164 and a working capital of $4,834,654, compared to cash of $5,921,197 and a working capital of $4,798,100 at March 31, 2016. The decrease in the working capital was primarily due to the payment of property taxes associated with the acquisition of the five car washes.

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

Off-balance Sheet Arrangements

Since our inception through March 31, 2017, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017, were not effective because of material weaknesses in our internal control over financial reporting, described below, in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Interim Report on Form 10-Q fairly represents in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

With the oversight of management, the Company has begun to take steps and plan to take additional measures to remediate the underlying causes of the material weakness. With respect to ensuring the timely and accurate recording of accounting transactions and filing of our financial results, management has begun implementation of its remediation plan by hiring a controller who is knowledgeable of U.S. GAAP and SEC Rules and Regulations. This individual will help to oversee our accounting systems, design internal controls, ensure compliance, implement accounting policies and procedures, and implement process improvements, in order for the Company to report within the time periods specified under the Securities and Exchange Commission’s rules and forms.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

On March 17, 2017, Coco Partners, LLC, of which the CEO/President of the Company is the principal owner, exercised 100,000 of its vested warrants at an exercise price of $0.60 per share for a total of $60,000.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.                Mine Safety Disclosures

Not Applicable

Item 5.                Other Information.

Not Applicable

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

ROKWADER, INC.

Date: June 15, 2017	/s/ Robert Wallace
Robert Wallace , Chief Executive Officer

Date: June 15, 2017	/s/ Robert Wallace
Robert Wallace , Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith.

** Submitted electronically herewith, attached as Exhibit 101 to this report formatted in XBRL (Extensible Business Reporting Language).