Form 10-Q
period 2017-06-30
ROKWADER, INC.
filed 2017-08-21
CIK 1322952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding as of August 21, 2017 was 18,792,777.

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

PART I.

Item 1.  Financial Statements.

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30,	DECEMBER 31,
	2017	2016
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:

Cash (Note 1)	$6,449,062	$5,920,982
Accounts Receivable	29,583	10,852
Prepaid Expenses	57,211	27,992
Current Assets of Discontinued Operations (Note 11)	—	215
TOTAL CURRENT ASSETS	6,535,856	5,960,041

PROPERTY AND EQUIPMENT
Property and Equipment, Net of Accumulated Depreciation of $1,004,425 and $537,315, respectively (Note 1 & 6)	1,901,758	2,313,783
Property and Equipment of Discontinued Operations, Net of Accumulated Depreciation of zero and $2,569 (Note 11)	—	6,219
TOTAL PROPERTY AND EQUIPMENT	1,901,758	2,320,002

OTHER ASSETS

Deposits	171,680	171,680
Trademarks (Note 5)	19,329	19,044
Goodwill (Note 5)	7,527,287	7,527,287
Other Assets of Discontinued Operations (Note 11)	—	38,328
TOTAL OTHER ASSETS	7,718,296	7,756,339

TOTAL ASSETS	$16,155,910	$16,036,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$277,384	$236,962
Property Taxes Payable	39,228	—
Accrued Expenses	—	32,193
Accrued Interest Payable	1,815	759
Other Current Liabilities	27,380	31,348
Gift Cards & Certificates	49,268	159,842
Accrued Dividends Payable	33,041	132,706
Income Tax Payable (Note 1 &10)	212,529	57,854
Accrued Salaries, Wages & Benefits	148,479	166,183
Related Party Payables (Note 4)	331,014	330,567
Current Liabilities of Discontinued Operations (Note 11)	—	13,527

TOTAL CURRENT LIABILITIES	1,120,138	1,161,941

OTHER LIABILITIES
Deferred Rent	193,374	64,458

TOTAL OTHER LIABILITIES	193,374	64,458

TOTAL LIABILITIES	1,313,512	1,226,399

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Rokwader, Inc. Stockholders' Equity:
Preferred Stock, $.001 par value, 10,000,000 shares were authorized as of June 30, 2017 and December 31, 2016, none issued and outstanding.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 18,792,777 shares issued and outstanding as of June 30, 2017 and 18,292,777 shares issued and outstanding as of December 31, 2016	18,792	18,292
Additional Paid-In Capital	7,727,651	7,428,151
Accumulated (Deficit)	(2,893,198)	(2,750,359)
Less: Treasury Stock	(26,800)	—
Total Rokwader, Inc. Stockholders' Equity	4,826,445	4,696,084

Noncontrolling Interest in Net Assets of Subsidiary	10,015,953	10,113,899

TOTAL STOCKHOLDERS' EQUITY (Note 2)	14,842,398	14,809,983

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,155,910	$16,036,382

 See accompanying notes to unaudited condensed consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2017	JUNE 30, 2016	JUNE 30, 2017	JUNE 30, 2016

NET REVENUE	$2,351,149	$1,449,727	$4,280,018	$1,449,727

COST OF GOODS SOLD	(611,052)	(394,015)	(1,117,631)	(394,015)

GROSS PROFIT	1,740,097	1,055,712	3,162,387	1,055,712

OPERATING EXPENSES
Selling, General and Administrative	(865,622)	(364,046)	(1,637,257)	(410,172)
Rent Expense (Note 7)	(364,458)	(257,315)	(728,916)	(257,315)
Acquisition Related Expenses (Note 2)	(122,801)	(590,832)	(337,804)	(607,832)
Depreciation and Amortization (Note 5 & 6)	(202,036)	(26,016)	(468,089)	(26,016)
TOTAL OPERATING EXPENSES	(1,554,917)	(1,238,209)	(3,172,066)	(1,301,335)

INCOME (LOSS) FROM CONTINUING OPERATIONS	185,180	(182,497)	(9,679)	(245,623)

OTHER INCOME (EXPENSES)
Interest Income	—	724	—	2,218
Interest Expense	(531)	—	(1,056)	—
(Loss) on Disposal of Equipment	(6,483)	—	(6,483)	—
TOTAL OTHER INCOME (EXPENSES)	(7,014)	724	(7,539)	2,218

INCOME (LOSS) BEFORE INCOME TAXES
FROM CONTINUING OPERATIONS	178,166	(181,773)	(17,218)	(243,405)

PROVISION FOR INCOME TAXES (Note 1 & 10)	(140,518)	(104,887)	(189,619)	(104,887)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	37,648	(286,660)	(206,837)	(348,292)

DISCONTINUED OPERATIONS (Note 11)
Income (Loss) from Discontinued Operations,
(Including Gain on Disposal of
Discontinued Operations of $67,745)	66,131	(57,749)	55,124	(124,204)

Income Tax Benefit	12,105	41,671	8,967	41,671

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	78,236	(16,078)	64,091	(82,533)

NET INCOME (LOSS)	115,884	(302,738)	(142,746)	(430,825)

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	93	(14,582)	93	(14,582)

NET INCOME (LOSS) ATTRIBUTABLE TO
ROKWADER, INC.	$115,791	$(288,156)	$(142,839)	$(416,243)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED FROM CONTINUINING OPERATIONS	$0.00	$(0.02)	$(0.01)	$(0.02)

NET LOSS PER COMMON SHARE - BASIC
& DILUTED FROM DISCONTINUED OPERATIONS	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC & DILUTED	17,147,173	18,267,777	17,102,998	18,267,777

  See accompanying notes to unaudited condensed consolidated financial statements

ROKWADER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2017	JUNE 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,746)	$(430,825)
(Income)Loss from discontinued operations, net of tax	(64,091)	82,533
Net loss from continuing operations	$(206,837)	$(348,292)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation expense	468,089	26,016
Loss from sale of property and equipment	6,483	—
Amortized deferred rent	128,916	67,934

Changes in assets and liabilities:
Accounts receivable	(18,731)	(14,044)
Prepaid expenses	(29,219)	(23,032)
Prepaid property taxes	—	(44,627)
Other current assets	—	(20,000)
Accounts payable	40,422	237,985
Property taxes payable	39,228	—
Accrued expenses	(32,193)	97,472
Other current liabilities	(3,968)	—
Gift cards & certificates	(110,574)	(18,461)
Accrued dividends payable to noncontrolling interest	(99,665)	32,954
Income tax payable (Note1 & 10)	154,675	27,192
Accrued salaries, wages and benefits	(17,704)	39,059
Accrued interest payable	1,056	—
Deferred tax liability (Note 1 & 10)	—	33,788

Cash Provided by Operating Activities - Continuing Operations	319,978	93,944
Cash Provided by (Used in) Operating Activities - Discontinued Operations	72,207	(3,846)
Net Cash Provided by Operating Activities	392,185	90,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment (Note 6)	(62,547)	—
Purchase of trademark (Note 5)	(285)	—
Related party receivables (Note 4)	—	(598,096)
Business combination (Note 2)	—	(3,968,225)

Cash Used in Investing Activities - Continuing Operations	(62,832)	(4,566,321)
Cash Provided by Investing Activities - Discontinued Operations	36,620	—
Net Cash Used by Investing Activities	(26,212)	(4,566,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	300,000	—
Bank overdraft	—	33,662
Purchase of treasury stock	(26,800)	—
Related party payables (Note 4)	447	35,067
Distribution to noncontrolling interest	(98,040)	(32,954)

Cash Provided by Financing Activities - Continuing Operations	175,607	35,775
Cash Used in Financing Activities - Discontinued Operations	(13,500)	—
Net Cash Provided by Financing Activities	162,107	35,775

NET INCREASE (DECREASE) IN CASH	528,080	(4,440,448)

CASH AT BEGINNING OF YEAR	5,920,982	5,099,188

CASH AT END OF YEAR	$6,449,062	$658,740

Cash Paid During the Period for:
Interest	$—	$38
Income taxes	$22,500	$8,925

Non-Cash Transactions:

Sale of Subsidiary (Note 11)	$26,800	$—

Issuance of Subsidiary Stock to Purchase of property
and equipment (Note 2)	$—	$(3,443,071)

Acquisition by Subsidiary (Note 2)	$—	$(3,000,000)

Issuance of preferred stock by a subsidiary	$—	$6,443,071

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

In May and June 2015, the Company underwent a change of control when it sold an aggregate of 15,250,000 shares of its common stock, together with a warrant to purchase an additional 5,900,000 shares of its common stock to Coco Partners, LLC (“Coco”). As a result of this transaction and the change of control of the Company, our business strategies and plan of operations evolved into two segments: (i) the continuation of the Latigo music publishing business; and (ii) the investment and acquisition vehicle focused on Rokwader Acquisition Corp. (“RAC”) supported by Coco.

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

On June 28, 2017, the Company sold 100% of the voting stock of Latigo. Thus, after the sale of Latigo, the Company will continue its focus on growth through True Blue and its car wash acquisitions. All gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to the discontinued operations, are presented in the section of our condensed consolidated financial statements for all periods presented. (See Note 11).

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Rokwader, Inc. and subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company owns 62.27% of its majority-owned subsidiary, True Blue Car Wash Corp.

Certain reclassifications have been made to conform prior period condensed consolidated financial statements to the current period presentation.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. As of June 30, 2017 and December 31, 2016, the Company had zero cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

The Company holds more than $250,000 in interest bearing accounts at two banks, thus there is a credit risk related to these cash deposits since these amounts exceed the current federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. As of June 30, 2017, the Company had cash balances of $6,449,062 in two banks and the Company had a credit risk of $5,923,946 related to these cash deposits. As of December 31, 2016, the Company had cash balances of $5,921,197 in three banks and the Company had a credit risk of $5,671,197.

FINANCIAL CONDITION AND PLAN OF OPERATION

As of June 30, 2017, the Company had working capital of $5,415,718, including $6,449,062 of cash on hand.

As a result of the acquisition, by True Blue of the five Express Car Washes (“Express”) from a leading Express Car Wash operator in the Phoenix area, and the agreements to purchase an additional six Express Car Washes from the same operator, the Company has commenced to generate significant revenues, including $4,280,018 for the six months ended June 30, 2017. The Company believes this acquisition will help accelerate growth, amplify valuation, and create liquidity.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTS RECEIVABLE

The Company reports accounts receivable net of an allowance for doubtful accounts equal to the estimated collection losses to be incurred. Estimated losses are based on actual collection experience and management’s evaluation of the current status of existing receivables. The allowance for doubtful accounts is based on evaluation of various factors influencing the collectability of all receivables. Management anticipates no problems with collection and no allowance for doubtful accounts is considered necessary as of June 30, 2017 and as of December 31, 2016.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND INTANGIBLE ASSETS

As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, The Company tests Goodwill and other indefinite life intangible assets at least annually for impairment or when circumstances indicate an impairment may exist, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives. Goodwill and intangible assets with indefinite life are reviewed, at least annually, for impairment, or when events or circumstances indicate their carrying amount may not be recoverable. Based on the review of goodwill and the intangible assets, no impairment loss was recorded as of June 30, 2017 or as of December 31, 2016.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING EXPENSES

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying statement of operations. Total advertising expenses approximated $5,105 and zero for the six months ended June 30, 2017 and 2016, respectively.

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

The Company utilizes the Topic 740 to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2017 and December 31, 2016.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS

The Company evaluates long-lived assets that have been sold to determine if the results of the business should be classified as discontinued operations in accordance with FASB ASC Topic 205-20 related to Presentation of Financial Statements – Discontinued Operations. Topic 205-20, states that a disposal of component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of three events occur. One event being the component of an entity or group of components of an entity is disposed of by sale.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The Company elected to early adopt the guidance of ASU 2014-08.

On June 28, 2017, the Company sold 100% of its subsidiary, Latigo Shore Music, Inc. (“Latigo”). In accordance with Topic 205-20, the Company evaluated whether the sale of Latigo should be classified as a discontinued operation. Latigo qualified as a component of the Company due to its maintenance of separate record to measure it performance. Latigo operated for the purpose of generating revenues and profits, and as such, qualified as a business. Additionally, the Company determined that the sale of Latigo will have a major effect on the company’s operations and financial results because Latigo’s operations represented a significant portion of the Company’s pre-tax loss for the year ended December 31, 2016. As such, the Company determined that the results of Latigo’s operations have been reclassified as discontinued operations for all periods presented.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TREASURY STOCK

The Company follows the guidance in FASB ASC Topic 505 related to Treasury Stock. According to the guidance in FASB ASC Topic 505-30, the Company, as permitted by the laws of the State of Delaware, will hold repurchased shares as treasury stock until a decision is made as to the shares’ ultimate disposition. The Company shows the cost of the treasury stock as a reduction from the total of capital stock, additional paid-in capital, and accumulated deficit. If the determination is made that the treasury stock is to be retired, the Company will charge any excess of the repurchase price over the stock’s par value to additional paid-in capital. Any amounts that exceed additional paid-in capital will be charged to retained earnings.

SEGMENT DISCLOSURE

FASB ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of June 30, 2017, the Company operated through one reportable business segment: (1) the investment and acquisition vehicle focused on True Blue.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 was issued by the Board to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met:

1)	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2)	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3)	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently assessing the guidance of this Update for future implementation.

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the assets acquired and liabilities assumed:

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Provisional		Final
	Valuation	Adjustments/	Valuation
	at April 30, 2016	Reclassifications	at April 30, 2016
Car Wash Equipment	1,057,545	928,719	1,986,264
Machinery and Equipment	34,990	(1,285)	33,705
Car Wash Vending Machine	3,938	9,377	13,315
Car Wash Improvements	505,846	123,889	629,735
Furniture and Equipment	29,599	26,335	55,934
Office Equipment	6,175	10,674	16,849
Security Equipment	5,265	89,573	94,838
Inventory	15,117	-	15,117
Gift Cards & Certificates	(19,750)	-	(19,750)
Trademark	19,044	-	19,044
Goodwill	8,714,569	(1,187,282)	7,527,287
	10,372,338	-	10,372,338

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

During the six months ended June 30, 2017 and 2016, the Company incurred acquisition related expenses of $337,804 and $607,832, resepectively. Acquisition related expenses from the Clean Freak car washes acquisition totaled $104,796 and $607,832 for the six months ended June 30, 2017 and 2016, respectively. These costs are primarily related to legal, accounting, and consulting services.

NOTE 3 – STOCKHOLDERS’ EQUITY

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options as of:

December 31, 2015
Dividend Yield	0
Expected Volatility	100%
Risk-Free Interest Rate	0.49
Term in Years	1
Stock Price	0.4
Option Exercise Price	0.75

A summary of warrants activity as is presented below:

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2015	6,158,333	$0.68	4.10	$—

Granted	—	$—	—	$—
Exercised	(25,000)	$0.75	—	$—
Expired/Cancelled	(233,333)	$—	—	$—
Outstanding at December 31, 2016	5,900,000	$0.68	3.60	$—

Granted	—	$—	—	$—
Exercised	(500,000)	$0.60	—	$—
Expired/Cancelled	—	$—	—	$—
Outstanding at June 30, 2017	5,400,000	$0.69	2.75	$—

Exercisable at June 30, 2017	5,400,000	$0.69	2.75	$—

As of June 30, 2017, all warrants are vested.

On June 30, 2017, Coco Partners, LLC exercised 400,000 of its vested warrants at an exercise price of $0.60 per share for a total of $240,000.

On June 28, 2017, the Company sold its subsidiary Latigo Shore Music, Inc. As part of the consideration received for the purchase of Latigo, the Company received 40,000 shares of its common stock at a price of $0.67 per share for a total of $26,800 (See Note 11). The Company, as permitted by the laws of the State of Delaware, will hold these shares as treasury stock until a decision is made as to the shares’ ultimate disposition. In accordance with FASB ASC Topic 505-30 related to Treasury Stock, the Company shows the cost of the treasury stock as a deduction from the total of capital stock, additional paid-in capital, and retained earnings.

On March 17, 2017, Coco Partners, LLC exercised 100,000 of its vested warrants at an exercise price of $0.60 per share for a total of $60,000.

On December 20, 2016, Mr. William Barnett exercised 25,000 of his vested stock options at an exercise price of $0.75 per share for a total of $18,750.

NOTE 3 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a payable to Wash Management Group, LLC, a related party, in the amount of $447 as of June 30, 2017 and zero as of December 31, 2016. Wash Management Group, LLC is beneficially controlled by the sellers of the Clean Freak car washes. The sellers additionally own a noncontrolling interest in True Blue Car Wash Corp., the Company’s majority owned subsidiary.

The company has a loan payable to Coco Partners, LLC, a related party, in the amount of $316,067 as of June 30, 2017 and at December 31, 2016. Coco Partners, LLC is primarily owned by the President of the Company.

The company has a loan payable to Gateway Advisors, Inc., a related party, in the amount of $14,500 as of June 30, 2017 and as of December 31, 2016. The President of the Company has an ownership stake in the stock of Gateway Advisors, Inc.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a summary of goodwill and intangibles assets:

	June 30, 2017			December 31, 2016
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademarks	$19,329	$—	$19,329	$19,044	$—	$19,044

Goodwill	$7,527,287	$—	$7,527,287	$7,527,287	$—	$7,527,287

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2017			December 31, 2016
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Property and Equipment
Car Wash Equipment	2,086,488	(869,111)	1,217,377	2,029,195	(471,669)	1,557,526
Car Wash Improvements	629,726	(69,597)	560,129	629,735	(39,044)	590,691
Car Wash Vending Machine	13,315	(4,749)	8,566	13,315	(2,671)	10,644
Furniture and Equipment	61,522	(20,471)	41,051	61,523	(11,720)	49,803
Office Equipment	19,854	(10,877)	8,977	18,636	(5,816)	12,820
Security Equipment	95,278	(29,620)	65,658	98,694	(6,395)	92,299
	$2,906,183	$(1,004,425)	$1,901,758	$2,851,098	$(537,315)	$2,313,783

Depreciation expense reported in Income from Continuing Operations for the six months ended June 30, 2017 and 2016 was $468,089 and $26,016, respectively.

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

Minimum annual rental commitments under the Company’s non-cancelable leases having initial or remaining lease terms in excess of one year are as follows:

December 31,	Amount
2017	606,000
2018	1,230,120
2019	1,254,722
2020	1,279,817
2021	1,305,413
Thereafter	22,580,771
Total minimum future rental payments	$28,256,843

Total rent expense for the six months ended June 30, 2017 and 2016 was $728,916 and $257,315, respectively.

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

NOTE 9 - SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one segment:

Car Wash Business

With the car wash business, the Company has entered the car wash industry. The Company will focus its business on the management, operation, and development of car wash facilities. While focusing on developing its brand, the Company will continue to identify other potential car wash operations to acquire in order to grow its portfolio of car wash facilities.

	Car Wash
	Business	Corporate	Total
For The Three Months Ended June 30, 2017:
Revenues	$2,351,149	$—	$2,351,149
Gross Profit	1,740,097	—	1,740,097
Selling, General and Administrative	(833,269)	(32,353)	(865,622)
Rent Expense	(364,458)	—	(364,458)
Acquisition Related Expenses	(118,701)	(4,100)	(122,801)
Interest Income	—	—	—
Interest Expense	—	(531)	(531)
Depreciation and Amortization	(202,036)	—	(202,036)
Income from Discontinued Operations, net of tax	78,236	—	78,236
Net Income	38,428	77,456	115,884

	Car Wash
	Business	Corporate	Total

For The Three Months Ended June 30, 2016:
Revenues	$1,449,727	$—	$1,449,727
Gross Profit	1,055,712	—	1,055,712
Selling, General and Administrative	(326,307)	(37,739)	(364,046)
Rent Expense	(257,315)	—	(257,315)
Acquisition Related Expenses	(486,017)	(104,815)	(590,832)
Interest Income	—	724	724
Interest Expense	—	—	—
Depreciation and Amortization	(26,016)	—	(26,016)
Loss from Discontinued Operations, net of tax	—	(16,078)	(16,078)
Net Loss	(191,166)	(111,572)	(302,738)

	Car Wash
	Business	Corporate	Total

For The Six Months Ended June 30, 2017:
Revenues	$4,280,018	$—	$4,280,018
Gross Profit	3,162,387	—	3,162,387
Selling, General and Administrative	(1,536,552)	(100,705)	(1,637,257)
Rent Expense	(728,916)	—	(728,916)
Acquisition Related Expenses	(233,008)	(104,796)	(337,804)
Interest Income	—	—	—
Interest Expense	—	(1,056)	(1,056)
Depreciation and Amortization	(468,089)	—	(468,089)
Income from Discontinued Operations, net of tax	64,091	—	64,091
Net Income (Loss)	248	(142,994)	(142,746)

	Car Wash
	Business	Corporate	Total

For The Six Months Ended June 30, 2016:
Revenues	$1,449,727	$—	$1,449,727
Gross Profit	1,055,712	—	1,055,712
Selling, General and Administrative	(326,307)	(83,865)	(410,172)
Rent Expense	(257,315)	—	(257,315)
Acquisition Related Expenses	(486,017)	(121,815)	(607,832)
Interest Income	—	2,218	2,218
Interest Expense	—	—	—
Depreciation and Amortization	(26,016)	—	(26,016)
Loss from Discontinued Operations, net of tax	—	(82,533)	(82,533)
Net Loss	(191,166)	(239,659)	(430,825)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The current year provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between financial statement and tax basis of assets and liabilities. The provision for income taxes consists of the following:

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Current
Federal	$163,577	$44,497
State	26,327	26,745
	189,904	71,242

Deferred
Federal	(243)	30,399
State	(42)	3,246
	(285)	33,645

Total	$189,619	$104,887

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Federal Statutory Rate	34.00%	34.00%
Federal Rate Adjustment	0.00%	0.97%
State Taxes	-152.91%	-12.24%
Meals & Entertainment	-7.80%	-0.27%
Change in Valuation Allowance	-1011.22%	-11.94%
Effect of Arizona Tax Rate Change	29.23%	0.00%
Other	7.42%	-53.33%
Effective Rate	-1101.28%	-42.81%

Deferred income tax assets (liabilities) are as follows:

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017	December 31, 2016
Deferred income tax liabilities:
Property, Plant and Equipment	(197,194)	(309,134)
Trademarks	(473)	(239)
Goodwill	—	—
	(197,667)	(309,373)

Deferred income tax assets:
Start-Up Expenses	35,524	40,594
Intangible Assets	—	16,544
Net Operating Loss Carryforward	326,570	463,947
Charitable Contributions Carryforward	—	188
Acquisition Related Expenses	531,758	431,271
Deferred Rent	72,001	24,257
Accrued Interest Payable	676	296
Goodwill	225,658	300,507
Accrued PTO	22,052	13,396
Less Valuation Allowance	(1,016,572)	(981,627)
	197,667	309,373

Total Deferred Taxes	$—	$—

As of June 30, 2017, the Company had incurred $286,400 of start-up expenses amortizable over 15 years. With the acquisition of the Clean Freak car washes, the Company acquired trademarks of $19,044 which are amortizable over 15 years. Additionally, it acquired Goodwill of $7,527,287 of which $2,745,937 is not deductible for tax purposes.

Additionally, the Company has net operating loss carry forwards of approximately $893,300 and $706,300 for both federal and state purposes, respectively. These federal and state carry forwards are scheduled to expire beginning 2027. The Company is no longer subject to examination by the Internal Revenue Service for years prior to 2012 and by the Franchise Tax Board for years prior to 2011. There could be certain limitation, imposed by Internal Revenue Code Section 382, on the utilization of these loss carry forwards if there were more than a 50 percent change of control.

NOTE 11 – DISCONTINUED OPERATIONS

Due to the Company’s shift in business strategies from the music publishing business to being an investment and acquisition vehicle to acquire operating car wash businesses, the Company deemed necessary for the disposal of its music publishing business in order to concentrate its full efforts in carrying on its new business strategy. On June 28, 2017, the Company sold 100% of its subsidiary, Latigo Shore Music, Inc. (“Latigo”). The Company entered into a Stock Purchase Agreement with Mr. Steve Dorff, former President of Latigo and DillonPark, LLC (a Delaware limited liability company). The agreement called for the sale of 100% of the capital stock of Latigo at a selling price of $91,800 of which $65,000 was in cash plus forty thousand (40,000) shares of Rokwader, Inc.’s common stock, owned by Mr. Dorff. The value of each share of common stock was determined to be $0.67 per share based on the market price for the Company’s stock at the time of the close of the Stock Purchase Agreement. The sale of Latigo was negotiated by all parties involved on an arm’s length basis.

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Topic 205-20, the Company evaluated whether the sale of Latigo should be classified as a discontinued operation. Latigo qualified as a component of the Company due to its maintenance of separate record to measure it performance. Latigo operated for the purpose of generating revenues and profits, and as such, qualified as a business. Additionally, the Company determined that the sale of Latigo will have a major effect on the company’s operations and financial results. As such, the Company determined that the results of Latigo’s operations have been reclassified as discontinued operations for all periods presented.

A pre-tax gain on disposal of discontinued operations in the amount of $67,745 was reported in income from discontinued operations in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2017. Zero gain on disposal of discontinued operations was reported in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2016. Additionally, a pre-tax loss of $12,621 from discontinued operations and an income tax benefit of $8,967 were reported in income from discontinued operations for the six months ended June 30, 2017. A pre-tax loss of $124,204 from discontinued operations and a tax benefit of $41,671 were reported in discontinued operations for the six months ended June 30, 2016. After disposal, the Company will not have any further continuing involvement with Latigo’s operations.

The following table identifies the results of operations of Latigo:

	Three Months Ended
	June 30, 2017	June 30, 2016
Pre-Tax Income (Loss) from Discontinued Operations
Net Revenues	$235	$90
Selling, General and Administrative Expenses	(1,034)	(54,102)
Rent Expense	—	(2,322)
Depreciation and Amortization	(1,293)	(1,377)
Interest Expense	(21)	(38)
Other Income	499	—
Pre-Tax (Loss) from Discontinued Operations	(1,614)	(57,749)
Pre-Tax Income on Disposal of Discontinued Operations	67,745	—
Total Pre-Tax Income (Loss) from Discontinued Operations	66,131	(57,749)
Income Tax Benefit	12,105	41,671
Income (Loss) from Discontinued Operations	$78,236	$(16,078)

	Six Months Ended
	June 30, 2017	June 30, 2016
Pre-Tax (Loss) from Discontinued Operations
Net Revenues	$338	$202
Selling, General and Administrative Expenses	(11,815)	(115,808)
Rent Expense	—	(5,805)
Depreciation and Amortization	(2,587)	(2,755)
Interest Expense	(41)	(38)
Other Income	1,484	—
Pre-Tax (Loss) from Discontinued Operations	(12,621)	(124,204)
Pre-Tax Income (Loss) on Disposal of Discontinued Operations	67,745	—
Total Pre-Tax Income (Loss) from Discontinued Operations	55,124	(124,204)
Income Tax Benefit	8,967	41,671
Income (Loss) from Discontinued Operations	$64,091	$(82,533)

ROKWADER, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table identifies the carrying amount of the major classes of assets and liabilities included as part of the disposal of Latigo and reported as discontinued operations in the Company’s condensed consolidated balance sheets:

	June 30, 2017	December 31, 2016
Assets
Cash	$—	$215
Property and Equipment, Net of Accumulated Depreciation	—	6,219
Intangible Assets, Net of Accumulated Amortization	—	38,328
Total Assets	$—	$44,762

Liabilities
Accrued Interest Payable	$—	$27
Related Party Note Payable	—	13,500
of Latigo's music publishing business	$—	$13,527

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report and all events have been appropriately disclosed and/or reflected in the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-Q contains forward-looking statements. The Company’s actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.   The terms “we” or the “Company” refers to Rokwader, Inc. and its consolidated subsidiaries.

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

Management, Operation, and Development of Car Wash Facilities by True Blue Car Wash Corp.

The acquisition of the leading express car wash platform in the Phoenix Metropolitan Strategic Areas (“MSAs”), by True Blue Car Wash Corp., was the first step in executing the Company’s investment strategy. True Blue has now entered the car wash industry in Arizona and it will continue with the management and operation of the acquired express car wash businesses. In addition, True Blue will continue to develop the brand it acquired as well as identify other potential car wash operations to acquire in order to grow its portfolio of car wash facilities.

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

The Company’s acquisition of the leading express car wash platform in Arizona consisted of 5 established locations with the right to acquire an additional 6 new locations under forward purchase contracts. The remaining 6 locations are expected to be acquired at a fixed multiple of Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (EBITDAR). As the new sites mature to stabilized profitability, True Blue intends to exercise its right to acquire the sites. The 6 forward purchase sites are expected to generate similar results as the first 5 locations in annual EBITDAR at the time of acquisition exercise. All of the acquisitions are subject to final due-diligence and definitive agreements. There is no assurance that the acquisition will be completed, or if completed, that future operational results will be consistent with prior results of operations.

Through the end of the Company’s 2017 fiscal year, we intend to pursue diligently the investment vehicle strategy with a particular focus on the car wash consolidation. As such, we expect our expenses to increase due to additional costs associated with the execution of such strategy, including additional legal, accounting, and consulting fees.

Strategy and Operation as Investment Vehicle

The Company will continue to serve as the investment vehicle to acquire operating businesses of certain consumer facing lifestyle businesses in the U.S. that the Company believes are being driven by identifiable economic and demographic trends. The Company intends to target operating companies that have demonstrated the ability to execute scalable business models, particularly those companies in which the real estate component of the business is mission critical to the business, and where such real estate assets may be used as part of an OPCO-PROPCO strategy, to provide part of the financing for the acquisitions of the underlying operating business (“OPCOs”).

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

Results of Operation

Net Revenues

Three months ended June 30, 2017 and 2016

The Company’s net revenue for the three months ended June 30, 2017 increased by $901,422 compared to the three months ended June 30, 2016. The increase of 62% is due, primarily, to the acquisition of the 5 car wash locations by the Company’s subsidiary True Blue. The Company acquired the 5 car wash locations in May 2016 and only reported two months of net revenues during the three months ended June 30, 2016 as opposed to three months of net revenues during the three months ended June 30, 2017.

Six months ended June 30, 2017 and 2016

The Company’s increase in net revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was $2,830,291, an increase of 195%. The increase is also due to the Company reporting the net revenues from the 5 car wash locations for six months in 2017 as opposed to two months during the six months ended June 30, 2016.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating Expenses
Selling, General and Administrative	$865,622	$364,046	$1,637,257	$410,172
Rent Expense	364,458	257,315	728,916	257,315
Acquisition Related Expenses	122,801	590,832	337,804	607,832
Depreciation and Amortization	202,036	26,016	468,089	26,016
Total Operating Expenses	$1,554,917	$1,238,209	$3,172,066	$1,301,335

Three months ended June 30, 2017 and 2016

Selling, General and Administrative Expenses increased by $501,576, a 138% increase. This increase was in part due to the Company becoming a fully operating entity with the acquisition of the 5 car wash locations in May 2016. Additionally, the increase was also due to management hiring a staff to run the Company’s operations.

Rent Expense increased by $107,143, a 41% increase related to the Company incurring three months of rent costs for the 5 car wash locations during the three months ended June 30, 2017 compared to only two months’ rent costs during the same period in 2016.

Acquisition Related Expenses decreased by $468,031, a 79% decline. This decline is, in part, due to the completion of the Company’s acquisition of the 5 car wash locations. In addition to the Company incurring costs related to the acquisition of the 5 car wash locations, which were not significant, the Company incurred $118,701 of additional acquisition related costs during the three months ended June 30, 2017 as management continued to implement the Company’s business strategy.

Depreciation and Amortization Expense increased by $176,020. A 676% increase due to the Company’s acquisition of the 5 car wash locations.

Six months ended June 30, 2017 and 2016

The Company’s increase in Selling, General and Administrative Expenses of $1,227,085, a 299% increase, is due in part, to the Company reporting six months of SG &A Expenses during the six months ended June 30, 2017 compared to only two months in the same period in 2016. As the Company became a fully operating entity, management hired a staff to run the Company’s operations, resulting in an increase in the Company’s salaries and wages costs.

Rent Expense increased by $471,601, a 183% increase related to the Company incurring six months of rent costs for the 5 car wash locations during the six months ended June 30, 2017 compared to only two months’ rent costs during the same period in 2016.

Acquisition Related Expenses decreased by $270,028, a 44% decline. This decline is, in part, due to the completion of the Company’s acquisition of the 5 car wash locations in May 2016. The Company incurred $233,008 of acquisition related costs during the six months ended June 30, 2017 as management continued to implement the Company’s business strategy. These costs were not related to the acquisition of the 5 car wash locations.

Depreciation and Amortization Expense increased by $442,073. A 1,699% increase due to the Company’s acquisition of the 5 car wash locations.

Liquidity and Capital Resources

We have incurred losses since inception of our business in 2005 and, as of June 30, 2017, we had an accumulated deficit of $2,893,198. This deficit was the result of the Company’s operations during its development stage. As management continues to implement the Company’s business strategy through its subsidiary, management expects the Company to generate net revenues that will enable it to fund its business operations, continue to develop its acquired brand and identify other potential car wash operations to acquire in order to grow its portfolio of car wash facilities.

Cash

As of June 30, 2017, the Company held cash of $6,449,062 compared to cash of $5,920,982 as of December 31, 2016. The increase of $528,080, a 9% increase, is due to the Company’s improving net revenues during the six months ended June 30, 2017. The Company’s will use this cash to continue funding its business operations as well as continuing its business strategy of acquiring additional car wash operations. In order to continue to execute its business strategy, the Company expects to incur additional legal, accounting, and consulting fees for the remainder of its fiscal year 2017.

Cash Flows

Cash provided by operating activities – continuing operations was $319,978 during the six months ended June 30, 2017 compared to $93,944 for the same period in 2016. The increase is primarily due to the Company’s increase in net revenues.

Cash used in investing activities – continuing operations was $62,832 and $4,566,321 during the six months ended June 30, 2017 and 2016, respectively. The decrease was due to the Company’s acquisition of the 5 car wash locations in the second quarter of 2016 while no such acquisitions have been made in 2017.

Cash provided by financing activities – continued operations was $175,607 during the six months ended June 30, 2017 compared to $35,775 for the six months ended June 30, 2016. The increase was the result of common stock issued by the Company after Coco Partners, LLC, the majority owner of the Company, exercised a number of its vested stock warrants acquired in 2015. Also, the increase was offset by a decrease due to the change in distributions to non-controlling interests during the six months ended June 30, 2017.

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

See Note 1 – Summary of Significant Accounting Policies, to the condensed consolidated financial statements for a detailed description of the Company’s account policies.

Off-balance Sheet Arrangements

Since our inception through June 30, 2017, we have not engaged in any off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principle Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017, were not effective because of material weaknesses in our internal control over financial reporting, described below, in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this Interim Report on Form 10-Q fairly represents in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2017, Coco Partners, LLC, of which the CEO/President of the Company is the principal owner, exercised 400,000 of its vested warrants at an exercise price of $0.60 per share for a total of $240,000.

On March 17, 2017, Coco Partners, LLC additionally exercised 100,000 of its vested warrants at an exercise price of $0.60 per share for a total of $60,000.

On June 7, 2017, in connection with the sale of Latigo, as part of the purchase price the Company issued 40,000 shares of common stock to the purchasers.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures

Not Applicable

Item 5 Other Information.

Due to the Company’s shift in business strategies from the music publishing business to being an investment and acquisition vehicle to acquire operating car wash businesses, the Company deemed necessary for the disposal of its music publishing business in order to concentrate its full efforts in carrying on its new business strategy. On June 28, 2017, the Company sold 100% of its subsidiary, Latigo Shore Music, Inc. (“Latigo”). The Company entered into a Stock Purchase Agreement with Mr. Steve Dorff, former President of Latigo and DillonPark, LLC (a Delaware Limited Liability Company). The agreement called for the sale of 100% of the capital stock of Latigo at a selling price of $91,800 of which $65,000 was in cash plus forty thousand (40,000) shares of Rokwader, Inc.’s common stock, owned by Mr. Dorff. The value of each share of common stock was determined to be $0.67 per share based on the market price for the Company’s stock at the time of the close of the Stock Purchase Agreement. The sale of Latigo was negotiated by all parties involved on an arm’s length basis.

The Company has made certain reclassifications to its condensed consolidated financial statements to conform prior periods presented to the current period presentation. Thus segregating its discontinued operations.

A pre-tax gain on disposal of discontinued operations in the amount of $67,745 was reported in income from discontinued operations in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2017. Zero gain on disposal of discontinued operations was reported in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2016. Additionally, a pre-tax loss of $12,621 from discontinued operations and an income tax benefit of $8,967 were reported in income from discontinued operations for the six months ended June 30, 2017. A pre-tax loss of $124,204 from discontinued operations and a tax benefit of $41,671 were reported in discontinued operations for the six months ended June 30, 2016. After disposal, the Company will not have any further continuing involvement with Latigo’s operations.

The following table identifies the results of operations of Latigo:

	Three Months Ended
	June 30, 2017	June 30, 2016
Pre-Tax Income (Loss) from Discontinued Operations
Net Revenues	$235	$90
Selling, General and Administrative Expenses	(1,034)	(54,102)
Rent Expense	—	(2,322)
Depreciation and Amortization	(1,293)	(1,377)
Interest Expense	(21)	(38)
Other Income	499	—
Pre-Tax (Loss) from Discontinued Operations	(1,614)	(57,749)
Pre-Tax Income on Disposal of Discontinued Operations	67,745	—
Total Pre-Tax Income (Loss) from Discontinued Operations	66,131	(57,749)
Income Tax Benefit	12,105	41,671
Income (Loss) from Discontinued Operations	$78,236	$(16,078)

	Six Months Ended
	June 30, 2017	June 30, 2016
Pre-Tax (Loss) from Discontinued Operations
Net Revenues	$338	$202
Selling, General and Administrative Expenses	(11,815)	(115,808)
Rent Expense	—	(5,805)
Depreciation and Amortization	(2,587)	(2,755)
Interest Expense	(41)	(38)
Other Income	1,484	—
Pre-Tax (Loss) from Discontinued Operations	(12,621)	(124,204)
Pre-Tax Income (Loss) on Disposal of Discontinued Operations	67,745	—
Total Pre-Tax Income (Loss) from Discontinued Operations	55,124	(124,204)
Income Tax Benefit	8,967	41,671
Income (Loss) from Discontinued Operations	$64,091	$(82,533)

The following table identifies the carrying amount of the major classes of assets and liabilities included as part of the disposal of Latigo and reported as discontinued operations in the Company’s condensed consolidated balance sheets:

	June 30, 2017	December 31, 2016
Assets
Cash	$—	$215
Property and Equitpment, Net of Accumulated Depreciation	—	6,219
Intangible Assets, Net of Accumulated Amortization	—	38,328
Total Assets	$—	$44,762

Liabilities
Accrued Interest Payable	$—	$27
Related Party Note Payable	—	13,500
of Latigo's music publishing business	$—	$13,527

Item 6 Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1*	Stock Purchase Agreement, dated June 7, 2017, between the Company, as seller, and Steve Dorff and Dillonpark LLC, as purchasers.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith.

** Submitted electronically herewith, attached as Exhibit 101 to this report formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROKWADER, INC.

Date: August 21, 2017	/s/ Robert Wallace
Robert Wallace, Chief Executive Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Stock Purchase Agreement, dated June 7, 2017, between the Company, as seller, and Steve Dorff and Dillonpark LLC, as purchasers.
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith.

** Submitted electronically herewith, attached as Exhibit 101 to this report formatted in XBRL (Extensible Business Reporting Language).